Form 10-K
period 1994-01-31
VARLEN CORP
filed 1994-04-22
CIK 103071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------------

                          Commission file number 0-5374

                             VARLEN CORPORATION
- ------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            DELAWARE                             13-2651100
- ------------------------------                -----------------
 (State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

        55 Shuman Boulevard
           P.O. Box 3089
         Naperville, Illinois                     60566-7089
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (708) 420-0400
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                     Name of each exchange
                                             on which registered
            None                                     None
     -------------------                     ---------------------


Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, par value $.10 per share
- ------------------------------------------------------------------------
                        (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 1994, was $103,400,660.

  The number of outstanding shares of the Registrant's Common Stock, par value $.10 per share, as of the close of business on March 31, 1994, was 4,851,157 shares.

             DOCUMENTS INCORPORATED BY REFERENCE

1.   The Registrant's 1993 Annual Report to Stockholders is incorporated herein
     by reference to the following extent:   Industry Segments and Officers into
     Part I; and Quarterly Market and Dividend Information, Summary of Operations, Summary of Financial Condition, Shares Listed, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows with related Notes and Independent Auditors' Report into Part II.

2. The Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1994, is incorporated herein by reference to the following extent: The information set forth under the captions, Election of Directors, Executive Compensation and Pension Plans, Certain Relationships and Related Transactions and Security Ownership of Certain Beneficial Owners and Management into Part III.

                                     PART I

Item I.  BUSINESS

GENERAL

     Varlen Corporation (the "Registrant") designs, manufactures and markets engineered industrial products primarily for specialized applications in the transportation and laboratory equipment markets. The Registrant's principal business strategy is to employ its product development capabilities, advanced manufacturing processes and marketing skills in market niches where the Registrant can achieve a market leadership position. The Registrant's operations are conducted primarily through subsidiaries and a division that are relatively autonomous, while its small corporate headquarters staff oversees financial controls and provides strategic direction. Management continually emphasizes improvements in quality, product performance and delivery time, cost reductions and other value adding activities. Although many of the markets for the Registrant's products are mature, the Registrant seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its existing distribution networks. In addition, the Registrant's development efforts increasingly focus on new products specifically designed for international markets.

DEVELOPMENT OF THE COMPANY

     The Registrant was founded by The Dyson-Kissner-Moran Corporation ("DKM") in 1969 for the purpose of acquiring and managing businesses which manufacture products for industrial markets. The Registrant's original business produced parts for the railroad industry; however, over the years the Registrant diversified its operations to serve many markets. Since 1984, the Registrant has sold or discontinued smaller businesses, heavily construction-related or bid businesses and businesses manufacturing commodity products where the Registrant could not apply its design, manufacturing or marketing skills to create a competitive advantage. Businesses acquired since 1986 include the Registrant's heavy duty truck component business, automotive parts business, laboratory appliance and petroleum analysis instrument and testing services businesses. Although each of these businesses presents unique design and marketing challenges, they each employ basic manufacturing processes, such as machining, forging, casting, metal forming, welding and plastic molding, that have historically been at the core of the Registrant's operations. In January 1993, the Registrant purchased all of its outstanding stock owned by DKM.

     The following table sets forth certain basic information with respect to the Registrant's current businesses, which are divided into two industry segments: transportation products and laboratory and other products.



                              PRODUCTS                PRIMARY MARKETS

TRANSPORTATION PRODUCTS
 SEGMENT

Keystone Railway      Railroad shock absorption   Locomotive and railcar
 Equipment Company    products including          manufacturers, lessors,
                      hydraulic cushioning,       railroads, railcar
                      draft gears and             maintenance facilities;
                      elastomeric pads; hopper    mine, mill, off-highway
                      car outlet gates.           vehicle manufacturers.
                                                  Domestic and international
                                                  markets.

Unit Rail Anchor      Railroad track fastening    Railroad and track
 Company              systems.                    contractors.  Domestic
                                                  and international markets.

Consolidated Metco,   Truck and trailer hubs.     Class 8 trucks, over the
 Inc.                 Aluminum permanent mold     road trailers and office
                      and die castings, fuel      equipment manufacturers.
                      water separators and
                      structural foam plastic
                      parts.

Means Industries,     Precision high volume       Original equipment
 Inc.                 stamped metal components    automotive manufacturers
                      and automatic transmission  and tier 1 suppliers to
                      reaction plates.            the automotive industry.
                                                  After-market transmission
                                                  rebuilders.  Parts are
                                                  found on cars, trucks and
                                                  vans.

LABORATORY AND OTHER PRODUCTS
 SEGMENT

Precision Scientific, Constant temperature        Industrial, governmental,
 Inc.                 appliances including        educational and clinical
                      waterbaths, incubators,     research and development
                      ovens, autoclaves.          laboratories.  Markets
                                                  worldwide.

Precision Scientific  Process instruments for     Quality control and
 Petroleum Instru-    physical property           process analysis for oil
 ments Company        analysis of petroleum       refineries, petro-
                      products.                   chemical plants,
                                                  petroleum trans-
                                                  porters and end users.
                                                  Markets worldwide.

Alcor Petroleum       Laboratory instruments,     Quality control analysis
 Instruments, Inc.    testing services and        for jet fuel.  Markets
                      reference samples for       worldwide.
                      physical property
                      analysis of petroleum
                      products.


                              PRODUCTS                PRIMARY MARKETS

Walter Herzog GmbH    Laboratory instruments      Quality control analysis
                      for physical property       for oil refineries,
                      analysis of petroleum       petrochemical plants,
                      products.                   petroleum transporters
                                                  and end users. Markets
                                                  worldwide.

National Metalwares,  Fabricated tubular steel    Household, institutional
 Inc.                 products.                   and juvenile furniture
                                                  manufacturers, lawn and
                                                  garden and toy manufac-
                                                  turers.

TRANSPORTATION PRODUCTS

     In the transportation products segment, the Registrant serves three basic markets: the railroad industry, the heavy duty truck and trailer industries and the automotive industry.

     RAIL

     For the railroad industry, the Registrant's most extensive line of products is its hydraulic cushioning and draft gear shock absorption devices, which are designed to minimize or prevent the damage that locomotives and freight cars and their cargo can incur during coupling and normal operations. The Registrant believes that it is the only company which offers railroads a complete range of such devices utilizing hydraulic, steel friction and synthetic polymer technologies. Hydraulic cushioning devices weigh between 800 and 1200 pounds and are between three and five feet in length. Hydraulic cushioning is the preferred method of protecting high value freight (such as automobiles, paper, and construction products) from damage during shipment. The Registrant believes it is the leading producer of hydraulic cushioning devices for North American railroads. Draft gears weigh between 150 and 700 pounds and are between one and three feet in length. The Registrant's draft gears are used on locomotives and rail cars transporting less easily damaged goods (coal, ore, grains, etc.), where such devices serve to protect the rail cars themselves from damage. The Registrant provides shock absorption devices to builders of new freight cars and locomotives and also refurbishes and retrofits devices already in service, including models originally manufactured by others.

     The Registrant is also a leading producer of rail anchors for North American railroads and believes it offers the broadest range of styles and sizes of these products. Rail anchors are precision, forged steel devices which are attached directly to the rail track and are designed to prevent the rail from longitudinal movement or buckling as a result of traffic and temperature conditions. Approximately 5,000 to 8,000 rail anchors are used per mile of track. Rail anchors are manufactured to customer orders, usually in large numbers requiring careful production scheduling, and are required to meet specifications of organizations such as the American Railway Engineering Association. The Registrant also produces outlet gates designed to permit the discharge of a commodity from a covered hopper car.

     Through ongoing product development, the Registrant is committed to expanding its market share in both the North American and international railroad industries. Currently, the Registrant is focusing on opportunities in Europe, Asia, the former Soviet Union and other international markets. The Registrant believes that its experience and technological leadership in the North American railroad freight market can be successfully transferred to international markets. As the European community opens its borders, European rail hauls are expected to become longer and to use heavier cars, requiring more sophisticated shock absorption products. The Registrant has already developed and obtained approval from the Union Internationale des Chemins de Fer (the European railroads standards organization) for a product designed specifically for use by European railroads.

     North American railroads have been increasing their share of the freight transportation market. The Registrant believes that this increase should create demand for the Registrant's products as new rail cars are built, old rail cars are refurbished and the railroads expend funds to maintain and improve their tracks. As freight railroad systems are expanded and updated throughout the world, the Registrant believes that its wide-range of highly engineered products should be well positioned to meet the growing demand.

     In the rail products portion of its business, the Registrant's products compete on engineering features, quality, service and price. There are a small number of manufacturers in each of the shock absorption device markets and the rail anchor markets. New competitors in the Registrant's rail products markets have been discouraged from entering these markets because of the relatively large capital investment required, the time it takes to receive railroad approval of particular designs and products and the relatively mature status of these markets. However, the existing competitors in these markets continue to compete intensely.

     HEAVY DUTY TRUCKS AND TRAILERS

     The Registrant designs, manufactures and markets lightweight components for heavy duty over-the-road trucks and trailers. These components include axle hubs, parts for suspension systems and clutch housings and are made using permanent mold, die casting and structural foam plastic processes.

     The Registrant's customer base in this area includes both original truck and trailer manufacturers and end-user fleets. The Registrant's cast aluminum products offer significant weight savings over available iron or forged aluminum products without sacrificing strength. For example, the Registrant's aluminum axle hubs are up to 320 pounds lighter than iron hubs on an 18 wheel tractor-trailer. Due to U.S. highway weight regulations, lightweight components can be an important consideration for heavy payload haulers. By saving on their truck weight, haulers can carry an increased payload or, alternatively, increase fuel efficiency.

     The Registrant's truck component business has benefitted from its new product development, its customer base expansion and its relationships with key customers, such as Freightliner and Paccar, who have been increasing their market share in this industry. With certain of these customers, the Registrant has been able to establish itself as a sole source supplier of certain components.

     The Registrant's heavy duty truck products compete on quality, engineering expertise, delivery and price. These products compete with those manufactured from different materials or using different industrial processes. The Registrant believes that its ability to offer customers products that are designed and engineered to their specifications is a competitive advantage in establishing and maintaining these customer relationships and enhances its opportunities for expansion in export markets.

     AUTOMOTIVE

     For the automotive industry, the Registrant produces precision stamped metal components for use in engine, steering, transmission and suspension systems. The Registrant's ability to design and engineer tight tolerance components that can be manufactured in high volume with high quality ratings has enabled it to become a direct supplier to original equipment manufacturers, principally divisions of General Motors Corporation ("GM"), Chrysler Corporation ("Chrysler") and Ford Motor Company ("Ford"). The Registrant also sells automotive parts to both U.S. and foreign-owned manufacturers that sell directly to GM, Ford, Chrysler and U.S. production facilities of foreign-owned automobile manufacturers. While the Registrant produces parts for all North American GM passenger vehicles, the principal GM platforms for the Registrant's automotive products consist of light trucks, vans, sport utility vehicles and rear-wheel drive passenger cars. Parts are also produced for many Chrysler models, including the "LH" and "Neon" program's, and for many Ford products, but primarily the CT-20 platform used in Ford's Escort and Tracer models.

     The Registrant's automotive business has been helped by increasing industry sales and through providing parts for popular new models and platforms. Among the Registrant's principal automotive products are steel reaction plates that are primarily used in light truck transmissions, including mini-vans and sport utility vehicles whose sales have increased as a percentage of the overall passenger vehicle market. The Registrant believes growth opportunities should present themselves as newer vehicle models which utilize components manufactured by the Registrant achieve market acceptance and the Registrant's components receive further acceptance by foreign-owned automotive related manufacturers.

     Competition for the sale of these products is intense, coming from numerous companies, including divisions of GM, Ford and Chrysler, which have comparable facilities and greater financial and other resources than the Registrant. The Registrant competes for sales of these products on quality, just-in-time delivery and price.

     OTHER INFORMATION

     Marketing of the Registrant's transportation products is done through sales personnel employed by the Registrant and independent sales representatives. Each product group is sold through separate marketing and distribution channels to a different customer base. The Registrant's automotive parts business uses an internal sales force to market its products directly to its customers.

     The primary materials used for the manufacture of products in the transportation products segment are cold rolled and hot rolled steel, special alloy steel, bar, castings, forgings, tubing and rod, aluminum ingots and plastic resin. The Registrant has not experienced any difficulties in obtaining such materials, although long lead times exist for certain steel products. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations, consist primarily of heavy duty forging and heat-treating equipment, metal cutting machine tools, heavy duty metal stamping equipment, welding equipment, injection molding presses, casting equipment, tools, dies, furnaces, molds, painting and plating equipment.

     Backlog for this industry segment was $46.2 million, $44.2 million and $33.4 million as of January 31, 1994, January 31, 1993 and January 31, 1992, respectively. All of the current backlog is expected to be filled during the current fiscal year.

     Sales of transportation products to Freightliner and GM amounted to 14% and 11% of the Registrant's total sales in 1993, 12% and 11% in 1992 and 11% and 11% in 1991, respectively. In addition, the Registrant's sales of shock absorption devices and related parts for railroad freight cars and locomotive engines accounted for 14%, 14% and 12% of the Registrant's total sales in 1993, 1992 and 1991, respectively.

LABORATORY AND OTHER PRODUCTS

     In the laboratory and other products segment, the Registrant produces the following categories of products: laboratory appliances, petroleum analysis instruments, petroleum reference samples and tubular steel components. The Registrant also provides testing services which test customer's petroleum products for certain attributes.

     LABORATORY APPLIANCES

     The Registrant designs, manufactures and markets laboratory appliances for the life sciences industry, which include water baths, ovens, micro-biological and cell biology incubators, autoclaves, safety refrigerators and vacuum pumps. These products are designed primarily to provide constant temperature conditions for organic research materials. These products are sold under well established brand names, such as "Precision-TM-" and "NAPCO-TM-". The Registrant's laboratory appliances are marketed domestically and internationally, primarily through four major distributors (Fisher Scientific, VWR Scientific, Baxter Scientific Products and Curtin Matheson Scientific, Inc.). This market consists of industrial, educational, clinical and governmental laboratories.
The Registrant's marketing staff provides sales support to the Registrant's distributors. Because laboratory appliances of the type produced by the Registrant are essential to many life sciences research projects, the level of governmental and private sector spending for research affects sales of the Registrant's laboratory appliances. The Registrant believes that a moderation in pharmaceutical and biotechnology research in recent years has been an important factor affecting sales of the Registrant's laboratory appliances.

     Since the acquisition of these laboratory appliance businesses, the Registrant has invested in re-engineering and updating its products and production techniques in order to improve product quality, shorten production cycle time and lower manufacturing costs. In recent years, emphasis has been placed on international markets, including direct export sales and sales to U.S. distributors for foreign end-users. The Registrant's laboratory appliance business competes on product quality, features, reliability, delivery and price. User brand preference and the ability to maintain strong relationships with its distribution system and to provide customer service are of prime competitive importance as there is significant worldwide competition from several companies that specialize in the production of similar products in this fragmented industry.

     PETROLEUM ANALYSIS INSTRUMENTS AND RELATED SERVICES

     The Registrant designs, manufactures and markets instruments which analyze the physical properties of petroleum, such as freeze point, flash point, pour point, viscosity and vapor pressure; engages in the testing of petroleum products; and sells petroleum product reference samples. The instruments, testing services and reference samples are used for quality assurance purposes, to test for compliance with industry standards and to enhance refinery efficiency. These products and services are used in petroleum refineries and by end-users of petroleum products. The instruments consist of on-line process analyzers and automatic and manual laboratory analyzers. The on-line analyzers are used to help control the refining process, by constantly sampling the stream of petroleum products to provide data which assists in the fine-tuning of the refining process. Testing services are provided at the Registrant's in-house facility which tests customer's petroleum products for thermal stability and viscosity. Petroleum reference samples are used to calibrate petroleum analyzers to proper specifications.

     The Registrant's petroleum analysis instruments are sold world-wide to over 600 petroleum refiners and to transporters, governmental agencies, pipeline companies and large users of petroleum products (airlines, railroads and the U.S. military). Although the number of U.S. refineries is declining, the Registrant's sales to overseas refiners and to existing refineries in the process of upgrading and automating their production processes are expected to provide growth opportunities in these product lines. The Registrant recently brought to market new instruments which are helping to meet the petroleum industry's growing need for quality control and increased process and laboratory productivity. The Registrant's ability to engineer on-line analyzers for specific applications and to provide timely service at their place of installation is of competitive importance. With manufacturing facilities in the United States and Germany, the Registrant believes it is well-positioned to maintain a leading position in this global market. The Registrant's petroleum analysis instruments compete primarily on product quality, engineering features, reliability and service. There are a small number of competitors in this limited market, some of which use alternate technologies.

     TUBULAR STEEL COMPONENTS

     The Registrant is a leading integrated manufacturer of tubular steel components for consumer products, primarily in the household, juvenile and commercial furniture industries, but also for manufacturers of lawn and garden equipment and toys. While these markets have weakened during the past three years due to competition from imports, reduction in the number of potential customers and the recession, the Registrant's tubular steel component business has remained profitable by aggressively reducing costs and adding new customers who can benefit from the Registrant's ability to totally control engineering, manufacturing, fabrication and chrome plating or painting at its facilities. This business competes primarily on its overall ability to design products to meet its customer's needs, delivery and price. It competes with numerous U.S. manufacturers, including the in-house operations of existing and potential customers, and its competitive position is affected by the import of finished goods that compete with the products manufactured by its customers.

     OTHER INFORMATION

     The primary materials used for the manufacture of the products in this segment are stainless steel, cold rolled carbon steel and electronic components. The Registrant has not experienced any difficulties in obtaining such materials. Marketing of these products is done through company sales personnel, independent sales representatives and distributors throughout the U.S. and international markets. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations, consist primarily of tube mills and metal forming, fabrication, welding, plating and painting equipment, together with a complement of tools, dies, jigs and gauges.

     Backlog for this industry segment was $8.4 million, $7.8 million and $12.1 million as of January 31, 1994, January 31, 1993 and January 31, 1992, respectively. All of the current backlog is expected to be filled during the current fiscal year. In addition, the Registrant's sales of petroleum analysis instruments and related parts accounted for 10%, 11% and 11% of the Registrant's total sales in 1993, 1992 and 1991, respectively.

RESEARCH AND DEVELOPMENT

     In 1993, 1992 and 1991, the Registrant spent $4.3 million, $3.6 million and $2.8 million, respectively, on research and development activities, all of which was Registrant sponsored. Of these amounts, research and development spending on new products was $1.8 million, $1.5 million and $1.3 million for 1993, 1992 and 1991, respectively.

PATENTS, TRADE NAMES AND TRADEMARKS

     The Registrant applies for and maintains patents, trade names and trademarks where the Registrant believes that such patents, trade names and trademarks are reasonably required to protect the Registrant's rights in its products. The Registrant does not believe that any single patent, trade name or trademark or related group of such rights, other than the "Precision-TM-", "NAPCO-TM-" and "Herzog" trade names and related trademarks, are materially important to its businesses or its ability to compete. In many instances the Registrant's technology is not patented but is maintained by the Registrant as proprietary.

SEASONALITY

     In non-recessionary times, the Registrant's first quarter has historically been the strongest quarter of the year. During the second and fourth quarters, the Registrant traditionally encounters scheduled shutdowns and slowdowns at customers' manufacturing plants and reduced sales in the laboratory and other products segment. During the second and third quarters, the Registrant generally experiences a slowing of railbed maintenance of way orders.

EMPLOYEES

     As of January 31, 1994, the Registrant employed a total of 2,030 persons, 1,346 of whom were employed in its Transportation Products segment, 667 of whom were employed in its Laboratory and Other Products segment and 17 of whom were employed at the Registrant's corporate headquarters. Of the employees employed by the Transportation Products and Laboratory and Other Products segments, 579 and 383, respectively, are covered by collective bargaining agreements. The Registrant believes it has a good working relationship with its employees.

ENVIRONMENTAL MATTERS

     The Registrant's manufacturing operations are subject to federal, state, local and foreign environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of hazardous waste. The Registrant has established a Company-wide environmental compliance program that stresses periodic environmental audits and management review of compliance procedures at the operating company level. The Registrant believes that it is in substantial compliance with applicable environmental laws and regulations.

Compliance with these environmental laws and regulations has not had, nor is it expected to have, a material effect on the Registrant's earnings, competitive position or capital expenditures through fiscal 1995. The amount of capital expenditures expected to be spent on environmental compliance costs in fiscal 1994 and 1995 are approximately $153,000 and $160,000, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Officers" on the inside back cover of the Registrant's 1993 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 2.  PROPERTIES

The following table sets forth certain information with respect to the principal properties of the Registrant. The expiration date of each applicable lease is given for leased properties; all other properties are owned. Unless otherwise noted, all properties are manufacturing facilities.


                                         Expiration Date   Approximate
                         Approximate        of Lease         Capacity
Operation                Square Feet    (If applicable)   Utilization(1)
- ---------                -----------    ---------------   --------------

 Executive Office         10,000(2)      10/15/97             N/A
 Naperville, IL

Transportation Products
- -----------------------

 Atchison, KS                  50,000(3)          N/A              42%
 Camp Hill, PA                105,000             N/A              60%
 McPherson, KS                 95,000(3)          N/A              60%
 Saginaw, MI                   77,000             N/A              75%
 Melvindale, MI                45,000             N/A              75%
 Vassar, MI                    76,000             N/A              60%
 Portland, OR                 179,000             N/A              85%
 Monroe, NC                    66,000             N/A              85%
 Clackamas, OR                 55,000             N/A              85%
 Cashiers, NC                  80,000             N/A              85%

Laboratory and Other Products
- -----------------------------

 Aurora, IL                   166,000             N/A              65%
 Chicago, IL                  125,000           9/15/97            50%
 Bellwood, IL                  35,000           5/31/96            26%
 San Antonio, TX               28,000           4/30/99            24%
 Lauda, Germany                24,000             N/A              22%
 Lauda, Germany                 6,000           6/30/95            22%

Discontinued Operations
- -----------------------

 McPherson, KS                 54,000(4)          N/A              N/A
 Bell Gardens, CA              18,000             N/A              63%
 Chicago, IL                   32,000             N/A              50%


(1)  Full capacity being deemed a 24 hour day, 7 day week for this purpose.
(2)  Office space.
(3)  Treated as a financing lease for financial reporting purposes.
(4)  Idle plant.
N/A  Not applicable.


Item 3.  LEGAL PROCEEDINGS

Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Reference is made to the information set forth under the captions "Quarterly Market and Dividend Information" and "Shares Listed" in the Registrant's 1993 Annual Report to Stockholders, which information is hereby incorporated herein by reference. Note: The information contained under the caption "Quarterly Market and Dividend Information" in the Registrant's 1993 Annual Report includes over-the-counter market quotations which reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6.  SELECTED FINANCIAL DATA

Reference is made to the information set forth under the captions "Summary of Operations" and "Summary of Financial Condition" in the Registrant's 1993 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1993 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's 1993 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1994, which information is hereby incorporated herein by reference, and to the information set forth under the caption "Executive Officers of the Registrant", which appears as a separate item immediately preceding Item 2 included in PART I hereof, which information is hereby incorporated herein by reference.

None of the executive officers bear any family relationship to one another. The executive officers of the Registrant are elected annually by the Board of Directors.

Item 11.  EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions "Executive Compensation" and "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1994, which information is hereby incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1994, which information is hereby incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information set forth under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1994, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1),
  (a)(2)
   & (d) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The consolidated financial statements, together with the related notes and supporting schedules filed as part of this Form 10-K, are listed in the accompanying Index to Consolidated Financial Statements and Schedules.

     (b)  REPORTS ON FORM 8-K

          None

  (a)(3)
   & (c)  EXHIBITS

          Set forth below is a list of the Exhibits to this Form 10-K in accordance with the requirements of Items 14(a) (3) and (c) of Form 10-K and Item 601 of Regulation S-K:

(3)  (i)  Registrant's Articles of Incorporation, as amended
          (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

     (ii) Registrant's By-laws, as amended (incorporated herein by reference to Exhibit (3)(b) to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          January 31, 1987).

(4) (a) Revolving Credit Agreement by and among the Registrant, the Borrowing Subsidiaries, the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of December 6, 1993.

(10) (a) Registrant's 1980 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (b) Varlen Corporation Profit Sharing and Retirement Savings Plan (incorporated herein by reference to Exhibit(10)(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1987), as amended on February 19, 1987, December 10, 1987, April 11, 1988, November 28, 1988 and August 29, 1989 (incorporated herein by reference to Exhibit (10)(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990), as further amended on December 1, 1992 (incorporated herein by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993), as further amended and restated on August 1, 1993 (incorporated herein by reference to Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993).

     (c) Registrant's 1989 Incentive Stock Option Plan, (incorporated herein by reference to Exhibit (10)(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit
          (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (d) Varlen Corporation Excess Benefits Plan (incorporated herein by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (e) Varlen Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (f) Trust Agreement Between Varlen Corporation and Fidelity Management Trust Company dated November 30, 1992 (incorporated herein by reference to Exhibit (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (g) Stock Purchase Agreement dated December 17, 1992 between The Dyson-Kissner-Moran Corporation and the Registrant (incorporated herein by reference to Exhibit 5(a) to the Registrant's Report on Form 8-K dated January 8, 1993).

     (h) Form of letter agreement between the Registrant and Richard L. Wellek (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (i) Form of letter agreement between the Registrant and each of Richard A. Nunemaker, Raymond A. Jean and George W. Hoffman (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (j) Trust Indenture for the Registrant's $69,000,000 6 1/2% Convertible Subordinated Debentures Due 2003 from the Registrant to the Harris Trust and Savings Bank (incorporated herein by reference to Exhibit
          (4) to the Registrant's Report on Form 8-K dated May 27, 1993).

     (k)  Registrant's 1993 Incentive Stock Option Plan adopted May 25, 1993.

     (l) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993.

     (m) Registrant's 1993 Deferred Incentive Stock Purchase Plan adopted May 25, 1993.

(11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1994, 1993 and 1992.

(13)      1993 Annual Report to Stockholders.

(21)      List of Subsidiaries.

(23)      Consent of Deloitte & Touche.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1993 Annual Report on Form 10-K.

(27)      Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VARLEN CORPORATION
                                 (Registrant)




                              By /s/ Richard A. Nunemaker
                                 ------------------------
                                 Richard A. Nunemaker
                                 Vice President, Finance and
                                 Chief Financial Officer




Dated: April 22, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                    Date
- ---------                 -----                    ----

/s/ Richard L. Wellek     President, Chief         April 22, 1994
- ---------------------     Executive Officer
Richard L. Wellek         and Director
                          (Principal Executive
                          Officer)




/s/ Richard A. Nunemaker  Vice President, Finance  April 22, 1994
- ------------------------  and Chief Financial
Richard A. Nunemaker      Officer
                          (Principal Financial
                          Officer and Principal
                          Accounting Officer)

Signature                                            Date
- ---------                                            ----



/s/ Richard A. Nunemaker                           April 22, 1994

- -------------------------
Richard A. Nunemaker
as attorney-in-fact for
Rudolph Grua, Director


/s/ Richard A. Nunemaker                           April 22, 1994
- -------------------------
Richard A. Nunemaker
as attorney-in-fact for
Ernest H. Lorch, Director


/s/ Richard A. Nunemaker                           April 22, 1994
- -------------------------
Richard A. Nunemaker
as attorney-in-fact for
L. William Miles, Director


/s/ Richard A. Nunemaker                           April 22, 1994
- -------------------------
Richard A. Nunemaker
as attorney-in-fact for
Greg A. Rosenbaum, Director


/s/ Richard A. Nunemaker                           April 22, 1994
- -------------------------
Richard A. Nunemaker
as attorney-in-fact for
Theodore A. Ruppert, Director

                               VARLEN CORPORATION
                                AND SUBSIDIARIES


                            Annual Report (Form 10-K)

                 Consolidated Financial Statements and Schedules

                        Submitted in Response to Item 14

                   Years ended January 31, 1994, 1993 and 1992

                               VARLEN CORPORATION
                                AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Schedules

CONSOLIDATED FINANCIAL STATEMENTS
    INCORPORATED BY REFERENCE

The consolidated balance sheets of the Registrant and subsidiaries as of January 31, 1994 and 1993, and the related consolidated statements of earnings, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended January 31, 1994, together with the related notes and the report of Deloitte & Touche, independent auditors, all contained in the Registrant's 1993 Annual Report to Stockholders, are incorporated herein by reference thereto. The following additional consolidated financial information should be read in conjunction with the consolidated financial statements in such 1993 Annual Report to Stockholders. All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ADDITIONAL CONSOLIDATED FINANCIAL INFORMATION

   -  Schedules:

     -     V - Property, Plant, and Equipment
     - VI - Accumulated Depreciation and Amortization of Property, Plant, and Equipment
     -  VIII - Valuation and Qualifying Accounts
     -     X - Supplementary Income Statement Information

DELOITTE & TOUCHE
[LOGO]

Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois 60601-6779

Telephone: (312)946-3000
Facsimile: (312)946-2600


INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Varlen Corporation
Naperville, Illinois

We have audited the consolidated financial statements of Varlen Corporation and subsidiaries as of January 31, 1994 and 1993, and for each of the three years in the period ended January 31, 1994, and have issued our report thereon dated March 7, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Varlen Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Deloitte & Touche


March 7, 1994

DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL

                                                            SCHEDULE V


                               VARLEN CORPORATION
                                AND SUBSIDIARIES

                          Property, Plant and Equipment

                       Three years ended January 31, 1994
                                 (in thousands)


                    Balance at                                       Balance
Classification      beginning   Additions   Retirements              at end
period              of period    at cost     or sales    Other     of period
- --------------      ---------   ---------   ---------   -------    ---------
Year ended
 1/31/94:
 Land               $ 3,624      $   ---      $  240    $   (376)   $  3,008
 Buildings           23,575          944       1,907        (147)     22,465
 Machinery &
  equipment          72,446       10,296       1,452         (63)     81,227
                    -------      -------      ------    --------    --------
                    $99,645      $11,240      $3,599    $   (586)   $106,700
                    -------      -------      ------    --------    --------
                    -------      -------      ------    --------    --------
                                                           (a)(b)

Year ended
 1/31/93:
 Land               $ 4,271      $   ---      $  672    $     25     $ 3,624
 Buildings           24,328        1,018       2,011         240      23,575
 Machinery &
  equipment          66,308        8,549       1,854        (557)     72,446
                    -------      -------      ------    --------    --------

                    $94,907      $ 9,567      $4,537    $   (292)    $99,645
                    -------      -------      ------    --------    --------
                    -------      -------      ------    --------    --------
                                                           (a)

Year ended
 1/31/92:
 Land               $ 4,274      $   ---      $  ---    $     (3)    $ 4,271
 Buildings           23,706          604         ---          18      24,328
 Machinery &
  equipment          59,870        7,345         858         (49)     66,308
                    -------      -------      ------    --------    --------

                    $87,850      $ 7,949      $  858    $    (34)    $94,907
                    -------      -------      ------    --------    --------
                    -------      -------      ------    --------    --------
                                                            (a)


(a)  Includes reclassifications and foreign currency translation adjustments.

(b)  Includes property, plant and equipment of companies acquired.


                                                                 Schedule VI

                               VARLEN CORPORATION
                                AND SUBSIDIARIES

                  Accumulated Depreciation and Amortization of
                          Property, Plant and Equipment



                       Three years ended January 31, 1994
                                 (in thousands)


                 Balance at
Classification   beginning     Depreciation  Retirements, sales   Balance at
period           of period      expense (a)      and other      end of period
- --------------   ----------    ------------  ------------------ -------------
Year ended
 1/31/94:
 Buildings       $ 6,719         $ 1,016          $  268            $ 7,467
 Machinery &
  equipment       38,147           9,279           1,060             46,366
                 -------         -------          ------            -------
                 $44,866         $10,295          $1,328            $53,833
                 -------         -------          ------            -------
                 -------         -------          ------            -------
                                                    (b)

Year ended
 1/31/93:
 Buildings       $ 5,583          $1,185          $   49            $ 6,719
 Machinery &
  equipment       30,888           8,303           1,044             38,147
                 -------         -------          ------            -------

                 $36,471          $9,488          $1,093            $44,866
                 -------         -------          ------            -------
                 -------         -------          ------            -------
                                                    (b)

Year ended
 1/31/92:
 Buildings       $ 4,166          $1,113          $ (304)           $ 5,583
 Machinery &
  equipment       24,108           7,681             901             30,888
                 -------         -------          ------            -------

                 $28,274          $8,794         $   597            $36,471
                 -------         -------          ------            -------
                 -------         -------          ------            -------
                                                    (b)


(a) Depreciation of property, plant, and equipment is computed by the straight-line method using the following useful lives:

               Classification                Years
               --------------                -----
               Buildings                     10-45
               Machinery & Equipment          3-12

(b)  Includes reclassifications and foreign currency translation adjustments.


                                                                SCHEDULE VIII

                               VARLEN CORPORATION
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                       Three years ended January 31, 1994
                                 (in thousands)
                                       Additions
                        Balance at      charged to                Balance
                        beginning       costs and                 at end
   Description          of period       expenses     Deductions  of period
   -----------          ---------       --------     ----------  ---------
Valuation accounts
deducted from assets
to which they apply:

Allowance for
doubtful accounts
(deducted from
accounts receivable):

 Year ended 1/31/94      $1,826         $  256       $  875(a)   $1,207
 Year ended 1/31/93       1,490            630          294(a)    1,826
 Year ended 1/31/92       1,762            450          722(a)    1,490

Allowance related to
deferred tax assets:

  Year ended 1/31/94     $1,423         $   42       $  ---      $1,465
  Year ended 1/31/93      1,423            ---          ---       1,423
  Year ended 1/31/92      1,423            ---          ---       1,423

Valuation accounts
related to reserve
for loss on disposal
of discontinued
operations:

Year ended 1/31/94       $  378         $  ---       $ (233)(b)  $  611
Year ended 1/31/93          ---            ---         (378)(b)     378
Year ended 1/31/92          579            ---          579 (b)     ---


(a) Write-offs, net of recoveries, foreign currency translation adjustments and reserves related to certain companies disposed of during the period.

(b) Losses incurred on disposition of assets and operating earnings and losses (gains) subsequent to date of discontinuance charged (credited) to the valuation account.


                                                                 SCHEDULE X
                               VARLEN CORPORATION
                                AND SUBSIDIARIES

                   Supplementary Income Statement Information



                       Three Years Ended January 31, 1994
                                   (in thousands)



                               Charged to costs and expenses
                                    Year ended January 31
                                -----------------------------
     Item                        1994        1993        1992
     ----                        ----        ----        ----
Maintenance and repairs         $7,302      $5,546      $4,747

Amortization of intangible      $2,606      $2,452      $2,450
  assets


                                INDEX TO EXHIBIT

(3)  (i)  Registrant's Articles of Incorporation, as amended
          (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

     (ii) Registrant's By-laws, as amended (incorporated herein by reference to Exhibit (3)(b) to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          January 31, 1987).

(4) (a) Revolving Credit Agreement by and among the Registrant, the Borrowing Subsidiaries, the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of December 6, 1993.

(10) (a) Registrant's 1980 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (b) Varlen Corporation Profit Sharing and Retirement Savings Plan (incorporated herein by reference to Exhibit(10)(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1987), as amended on February 19, 1987, December 10, 1987, April 11, 1988, November 28, 1988 and August 29, 1989 (incorporated herein by reference to Exhibit (10)(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990), as further amended on December 1, 1992 (incorporated herein by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993), as further amended and restated on August 1, 1993 (incorporated herein by reference to Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993).

     (c) Registrant's 1989 Incentive Stock Option Plan, (incorporated herein by reference to Exhibit (10)(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit
          (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (d) Varlen Corporation Excess Benefits Plan (incorporated herein by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (e) Varlen Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (f) Trust Agreement Between Varlen Corporation and Fidelity Management Trust Company dated November 30, 1992 (incorporated herein by reference to Exhibit (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (g) Stock Purchase Agreement dated December 17, 1992 between The Dyson-Kissner-Moran Corporation and the Registrant (incorporated herein by reference to Exhibit 5(a) to the Registrant's Report on Form 8-K dated January 8, 1993).

     (h) Form of letter agreement between the Registrant and Richard L. Wellek (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (i) Form of letter agreement between the Registrant and each of Richard A. Nunemaker, Raymond A. Jean and George W. Hoffman (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (j) Trust Indenture for the Registrant's $69,000,000 6 1/2% Convertible Subordinated Debentures Due 2003 from the Registrant to the Harris Trust and Savings Bank (incorporated herein by reference to Exhibit
          (4) to the Registrant's Report on Form 8-K dated May 27, 1993).

     (k)  Registrant's 1993 Incentive Stock Option Plan adopted May 25, 1993.

     (l) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993.

     (m) Registrant's 1993 Deferred Incentive Stock Purchase Plan adopted May 25, 1993.

(11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1994, 1993 and 1992.

(13)      1993 Annual Report to Stockholders.

(21)      List of Subsidiaries.

(23)      Consent of Deloitte & Touche.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1993 Annual Report on Form 10-K.

(27)      Financial Data Schedule.