Form 10-Q
period 1994-04-30
VARLEN CORP
filed 1994-06-10
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             April 30, 1994
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                    Commission file number  0-5374


                          VARLEN CORPORATION

        (Exact name of registrant as specified in its charter)


                 DELAWARE                            13-2651100
    (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)            Identification No.)

   55 Shuman Boulevard, P.O. Box 3089
       Naperville, Illinois                          60566-7089
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code   (708)420-0400

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes           X                         No


At June 1, 1994, 4,851,507 shares, par value $.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Unaudited
(Thousands of Dollars)



                                        April 30,        January 31,
                                          1994              1994

Assets

Cash                                            $   7,034  $   5,168

Accounts receivable, less allowance for doubtful   44,203     34,455
accounts of $1,275 and $1,207

Inventories:
  Raw materials                                    12,835     12,594
  Work in process                                   9,380     13,228
Finished goods                                     12,373     11,245
                                                   34,588     37,067

Deferred and refundable income taxes                3,993      4,095
Other current assets                                2,971      2,621
Net current assets of discontinued operations          69        169
   Total current assets                            92,858     84,575

Property, plant, and equipment                    109,342    106,700
Less: accumulated depreciation                     56,517     53,833
                                                   52,825     52,867

Goodwill and other intangible assets, net          45,539     45,829
Other assets                                        2,447      2,461
Net non-current assets of discontinued operations     514        532
                                                  194,183  $ 186,264

Liabilities and Stockholders' Equity

Current maturities of long-term debt            $      65  $     122
Accounts payable                                   21,043     16,784
Accrued expenses                                   14,909     18,230
Income taxes payable                                3,162        393
Total current liabilities                          39,179     35,529
Long-term debt:
   Convertible subordinated debentures             69,000     69,000
Other long-term debt                                3,713      3,698
Total long-term debt (notes 2 and 5)               72,713     72,698

Deferred income taxes                               5,310      5,217
Other liabilities                                   9,482      9,176

Common stock                                          485        485
Other stockholders' equity (notes 5 and 6)         67,014     63,159
                                                $ 194,183  $ 186,264

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)


                                           Three Months Ended
                                            April 30,   May 1,
                                             1994        1993


Net sales                                  $ 79,900    $ 78,607

Cost of sales                                60,376      58,727

Gross profit                                 19,524      19,880

Selling, general and administrative expenses 11,772      12,018

Interest expense, net                         1,241       1,364

Earnings before income taxes                  6,511       6,498

Income taxes (note 7)                         2,881       2,957

Net earnings                               $  3,630    $  3,541

Earnings per share (notes 5 and 6):

   Primary                                 $   0.72    $   0.73

   Fully diluted                           $   0.57    $   0.73


Weighted average number of shares outstanding - primary
                                              5,033       4,875

Weighted average number of shares outstanding - fully diluted
                                              7,557       4,875


Dividends per common share                 $   0.10    $   0.10


See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                          Three Months Ended
                                           April 30,     May 1,
                                            1994          1993

Increase (Decrease) in Cash
Cash flows from operating activities:
 Net earnings                     $      3,630    $     3,541
 Adjustments to reconcile net earnings to net cash provided
  by continuing operating activities:
   Depreciation                          2,836          2,220
   Amortization                            800            602
   Deferred income taxes                    57            234
   Change in assets and liabilities net of effects
      from purchased and discontinued businesses:
       Accounts receivable, net         (8,637)        (3,612)
       Inventories                       2,601         (2,585)
       Refundable income taxes             106            (78)
       Other current assets               (347)          (143)
       Accounts payable                  4,226            449
       Accrued expenses                 (3,457)          (303)
       Income taxes payable              2,761            840
       Other noncurrent assets             (19)            34
       Other noncurrent liabilities        306            (91)

      Total adjustments                  1,233         (2,433)

      Net cash provided by continuing operating activities
                                         4,863          1,108

   Net cash provided by (used in) discontinued operations
                                           118           (273)

       Net cash provided by operating activities
                                         4,981            835

 Cash flows from investing activities:
   Fixed asset expenditures             (2,641)        (3,079)
   Disposals and other changes in property, plant and equipment
                                           (27)            42

       Net cash used in investing activities
                                        (2,668)        (3,037)

 Cash flows from financing activities:
   Proceeds from debt                       26          1,419
   Payments of debt                        (74)           (79)
   Issuance of common stock under option plans
                                            51            676
   Cash received on stock subscriptions     10            ---
   Cash dividends paid                    (485)          (480)

       Net cash (used in) provided by financing activities
                                          (472)         1,536

 Effect of exchange rate changes on cash    25             42

 Net increase (decrease) in cash         1,866           (624)
 Cash at beginning of year               5,168          1,292

 Cash at end of period                 $ 7,034        $   668

See Notes to Condensed Consolidated Financial Statements

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at April 30, 1994 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Long-term debt is comprised of the following (in thousands):

                                    April 30,    January 31,
                                           1994          1994


     6.5% Convertible Subordinated      $ 69,000       $ 69,000
     Debentures Due 2003

     Industrial revenue bonds              3,778          3,820
     and other notes
                                          72,778         72,820

     Less current portion                    (65)          (122)

     Long-term debt                     $ 72,713       $ 72,698

3.   Supplementary Cash Flow Information
     (in thousands):

                                    April 30,      May 1,
                                           1994          1993

     Cash paid during the year to
      date period for:

          Interest                      $     107      $    930

          Income taxes (net)            $     169      $  2,158

4.   Business Segment Information
     (in thousands):

                                             Quarter Ended

                                      April 30, 1994  May 1, 1993

     Net sales:

     Transportation products              $60,881       $59,840
     Laboratory and other products         19,019        18,767

                                          $79,900       $78,607




     Operating profits*:

     Transportation products              $ 7,160       $ 8,652
     Laboratory and other products          2,066           399

                                          $ 9,226       $ 9,051

     *Before interest and general corporate expenses.

5.   Issuance of Convertible Debentures:

     During the second quarter of 1993, the Company issued $69 million aggregate principal amount of 6.5% Convertible Subordinated Debentures Due 2003. The debentures are initially convertible into common stock of the Company at $27.33 per share and are callable in whole or in part after June 3, 1996 at the option of the Company at specified redemption prices plus accrued interest. The proceeds from the issuance were used to reduce outstanding indebtedness under the Company's revolving credit agreement with the excess proceeds used for general corporate purposes.

6.   Stock Split:

     On August 23, 1993, the Company's Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, payable on October 14, 1993 to stockholders of record on September 30, 1993. The stock split increased the Company's common shares outstanding from approximately 3,214,000 to approximately 4,821,000 as of the declaration date. In addition, the quarterly cash dividend of $.15 per share was adjusted to $.10 per share to maintain the net amount of the dividend payment at its previous level. The earnings per share, weighted average number of shares outstanding and dividends per common share for all periods of financial information contained herein reflect this stock split.




7.   Income Taxes:

     During the third quarter of 1993, U.S. federal tax legislation was enacted that impacted the Company, principally by increasing the statutory tax rate to 35%, retroactive to January 1, 1993, and disallowing certain deductions related to business travel and entertainment beginning in 1994. Offsetting this were changes in German tax law also enacted during the third quarter that reduce the statutory tax rate on distributed earnings to 30% beginning in 1994 and impose a 7.5% surtax beginning in 1995. As a result of these changes, deferred tax liabilities decreased by $114,000. The effect was recognized as a component of income tax expense in the third quarter of 1993.

8.   Acquisition:

     On November 23, 1993, the Company acquired the petroleum analysis equipment and testing services division of San Antonio-based Alcor, Inc., a privately held company. The acquisition was made for $5.4 million in cash and $499,000 (19,550 shares) of the Company's common stock. The acquired business, which had annual revenues of approximately $4 million, designs, develops, manufactures and sells petroleum analysis equipment.
     It is also engaged in the testing of petroleum products in its laboratory, and the sale of petroleum product reference samples. The acquired business markets its products and services under the name of Alcor Petroleum Instruments, Inc. The acquisition has been accounted for by the purchase method of accounting with the preliminary allocation of the excess of the purchase price over the fair value of the net assets acquired amortized over 40 years. The operating results of the business acquired have been included in the accompanying condensed consolidated statements of earnings from the date of acquisition. The transaction was financed with cash on hand.

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FOR THE THREE MONTH PERIOD
                            ENDED APRIL 30, 1994



Overview

     The Company designs, manufactures and markets a diverse range of products in its transportation products and laboratory and other products business segments. These products are marketed to the railroad, heavy duty truck and trailer and automotive industries, as well as to the life sciences research, petroleum and consumer products industries. The demand for the Company's products by many of these industries is affected by economic conditions in the United States and abroad. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.


Results of Operations

     The Company's sales in the three months ended April 30, 1994 were $79.9 million, up $1.3 million or 1.6% from sales of $78.6 million in the comparable 1993 period. Sales increased approximately 1.5% in both the transportation products segment and the laboratory and other products segment.

     Net earnings for the first three months of 1994 increased to $3.6 million from $3.5 million in the first quarter of 1993. Earnings per share was $.72 per share on a primary basis and $.57 on a fully diluted basis for the first quarter of 1994 compared to $.73 per share on both a primary and fully diluted basis in the first quarter of 1993. Operating profit increased in the laboratory and other products segment while a decline was experienced in the transportation products segment.

     On a business segment basis, revenues in the transportation products segment for the three months ended April 30, 1994 were $60.9 million, as compared to $59.8 million in the comparable prior year period. For the quarter, heavy duty truck/trailer and automotive sales increased while railroad business sales declined. Operating profit in the first three months of 1994 declined 17.2% to $7.2 million (11.8% of segment sales) compared to $8.7 million (14.5% of segment sales) in the comparable 1993 period as lower railroad products sales resulted in decreased profitability.

     Heavy duty truck and trailer industry sales were substantially higher in the 1994 period than in the prior year and the Company benefitted from this improvement. In addition, the Company benefitted as its two largest heavy duty truck customers maintained their number one and number two market share positions during 1994. Automotive industry sales, particularly light truck sales, increased during 1994 over the year earlier period which benefitted the Company's automotive parts operations. Despite volume increases in both of these businesses, selling prices were not able to be increased. Offsetting increased large truck/tractor and automotive demand, sales for the Company's railroad products decreased as a result of program deferrals, bad weather and lower selling prices.

     Sales in the laboratory and other products segment for the quarter ended April 30, 1994, increased to $19.0 million, compared to $18.8 million in the 1993 period. A decline in revenues in the laboratory appliance business portion of this segment occurred due to weak demand and the sale of a facility after the first quarter of 1993. Offsetting this, however, was an increase in sales of tubular metal products and petroleum analysis instruments. Tubular metal products sales increased as a result of new products and higher demand while revenues of petroleum analysis instruments included an acquisition made in November 1993.

     Operating profit for the laboratory and other products segment for the first three months of 1994 increased substantially to $2.1 million (10.9% of segment sales) compared to $.4 million (2.1% of segment sales) in the prior year's period. All business areas contributed to the increased operating profit. The largest increase was in the research laboratory appliance business where a program of cost reductions begun over a year ago, including sale of a facility and resizing the work force at the remaining facility, reduced costs and reversed the losses incurred in the first quarter of 1993. Increased sales of tubular goods and the petroleum analysis instrument acquisition resulted in higher earnings in the remaining sectors of this segment.

     Consolidated gross margin decreased to 24.4% in 1994 from 25.3% in 1993. The transportation products segment gross margin declined as a result of margin pressure in the railroad business caused by both lower volume and prices. The gross margin of the laboratory and other products segment increased during the three months ended April 30, 1994 compared to the prior year period. The increase resulted from the impact of cost reduction programs mentioned previously and the acquisition of a high gross margin business late in 1993.

     Selling, general and administrative expenses of $11.8 million or 14.7% of sales in the first three months of 1994 compared to $12.0 million or 15.3% of sales in the prior year's comparable period. The expenses in 1994 include $.2 million ($.1 million after tax) of costs related to an aborted acquisition.
In the transportation segment, selling, general and administrative expenses as a dollar amount and as a percent of sales were relatively level from 1993 to 1994. In the laboratory and other products segment, selling, general and administrative expenses as a dollar amount and as a percent of sales declined due to the cost reductions mentioned previously offset by selling, general and administrative expenses of the acquired petroleum instrument business.

     Gross interest expense for the quarter ended April 30, 1994 was $1.3 million compared to $1.4 million for the prior year's comparable period. Interest expense in 1994 reflected slightly higher interest rates on slightly lower borrowings.

     Income taxes were provided at an effective rate during the 1994 quarter of 44.3% compared to 45.5% in the comparable 1993 period. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations and state income taxes.



Capital Resources and Liquidity

     During the three month period ended April 30, 1994, the Company generated $5.0 million of cash from operating activities. As of April 30, 1994, the Company's working capital was $53.7 million, its total assets were $194.2 million, its total debt, excluding current portion, was $72.7 million and its stockholders' equity was $67.5 million.

     Investing activities during the three month period ended April 30, 1994 included capital expenditures of $2.6 million. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. At April 30, 1994 the company did not have any material commitments for capital expenditures.

     On May 27, 1993, the Company publicly issued $60 million of its 6.5% Convertible Subordinated Debentures Due 2003, the proceeds of which were used to reduce indebtedness under the revolving credit facility. On June 18, 1993, an additional $9 million of the same debentures were issued pursuant to an over-allotment option granted to the underwriter of the debentures. To support its investing activities, the Company has an $80 million revolving credit agreement which expires on December 6, 1997. This credit facility is expected to be used by the Company as the principal source of acquisition financing.
At April 30, 1994, the Company had no debt outstanding under this credit facility. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures and scheduled debt repayments.

     Beginning in 1990, the Company was subject to the direct effects of currency movements as a result of a foreign acquisition in Germany. The effects of foreign currency fluctuations did not have a significant impact in the three months of 1994 compared to 1993.

                        PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 24, 1994, the stockholders voted on two items. The items voted on and the results of the voting were as follows:

                                                           For      Against
Withheld  Abstaining

1)   Elect a Board of Directors:

     Ernest H. Lorch               3,880,144      -      100,147      -
     Richard L.Wellek              3,880,498      -       99,793      -
     Rudolph Grua                  3,956,161      -       24,130      -
     L. William Miles              3,956,161      -       24,130      -
     Greg A. Rosenbaum             3,880,498      -       99,793      -
     Joseph J. Ross                3,956,987      -       23,304      -
     Theodore A. Ruppert           3,955,255      -       25,036      -

2)   Approve the appointment of    3,971,048    2,768        -      6,475
     Deloitte & Touche as the
     Company's independent
     auditors for the fiscal
     year ending January 31, 1995

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 11 - Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        VARLEN CORPORATION
                                           (Registrant)



June 9, 1994                       By:/s/ Richard A. Nunemaker

                                      Richard A. Nunemaker
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

                               EXHIBIT INDEX

Exhibit No.                                                 Page No.

11                  Computation of Per Share Earnings          14

27                  Financial Data Schedule                    15