Form 10-Q/A
period 1994-04-30
VARLEN CORP
filed 1994-06-20
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q/A

                            Amendment No. 1

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

This amendment is being filed to correct PART I. FINANCIAL STATEMENTS, Assets January 31, 1994 column, Accounts receivable, less allowance for doubtful accounts of $1,275 and $1,207 to read as $35,455 and to correct
Schedule 27, Item No. 5-02(22), Bonds, corrected to read $72,713.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Unaudited
(Thousands of Dollars)


                                   April 30,      January 31,
                                   1994      1994


Assets

Cash                                         $    7,034     $    5,168

Accounts receivable, less allowance for doubtful 44,203         35,455
  accounts of $1,275 and $1,207

Inventories:
  Raw materials                                  12,835         12,594
  Work in process                                 9,380          13,228
  Finished goods                                 12,373         11,245
                                                 34,588         37,067

Deferred and refundable income taxes              3,993          4,095
Other current assets                              2,971          2,621
Net current assets of discontinued operations        69            169

   Total current assets                          92,858         84,575

Property, plant, and equipment                  109,342        106,700
Less: accumulated depreciation                   56,517         53,833
                                                 52,825         52,867

Goodwill and other intangible assets, net        45,539         45,829
Other assets                                      2,447          2,461
Net non-current assets of discontinued operations   514            532

                                           $    194,183   $    186,264


Liabilities and Stockholders' Equity

Current maturities of long-term debt            $    65   $        122
Accounts payable                                 21,043         16,784
Accrued expenses                                 14,909         18,230
Income taxes payable                              3,162            393
   Total current liabilities                     39,179         35,529

Long-term debt:
   Convertible subordinated debentures           69,000         69,000
   Other long-term debt                           3,713          3,698
Total long-term debt (notes 2 and 5)             72,713         72,698

Deferred income taxes                             5,310          5,217
Other liabilities                                 9,482          9,176

Common stock                                        485            485
Other stockholders' equity (notes 5 and 6)       67,014         63,159
                                           $    194,183   $    186,264


See Notes to Condensed Consolidated Financial  Statements

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        VARLEN CORPORATION
                                           (Registrant)




June 17, 1994                  By:/s/ Richard A. Nunemaker

                                  Richard A. Nunemaker
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer
                                  and Principal Accounting Officer)