Form 10-Q
period 1994-07-30
VARLEN CORP
filed 1994-09-13
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 30, 1994
                                  OR

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

     Yes            X                         No

At September 1, 1994, 4,853,382 shares, par value $.10 per share, of common stock of the Registrant were outstanding.

            PART I.  FINANCIAL STATEMENTS

            VARLEN CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Balance Sheets
             Unaudited
            (Thousands of Dollars)



                                               July 30,   January 31,

                                                   1994       1994
Assets

Cash and cash equivalents                      $  14,901    $  5,168

Accounts receivable, less allowance for doubtful  36,369      35,455
accounts of $1,347 and $1,207

Inventories:
Raw materials                                     13,885      12,594
Work in process                                   12,645      13,228
Finished goods                                     9,058      11,245

                                                  35,588      37,067

Deferred and refundable income taxes               3,968       4,095
Other current assets                               3,503       2,621
Total current assets                              94,329      84,406

Property, plant, and equipment                   112,664     106,700
Less: accumulated depreciation                    59,132      53,833

                                                  53,532      52,867

Goodwill and other intangible assets, net         45,372      45,829
Other assets                                       2,519       2,461
Net assets of discontinued operations                223         701

                                               $ 195,975   $ 186,264


Liabilities and Stockholders' Equity

Current maturities of long-term debt           $      67   $     122
Accounts payable                                  19,450      16,784
Accrued expenses                                  16,309      18,230
Income taxes payable                               1,534         393
Total current liabilities                         37,360      35,529

Long-term debt:
Convertible subordinated debentures               69,000      69,000
Other long-term debt                               3,703       3,698
Total long-term debt (notes 2 and 5)              72,703      72,698

Deferred income taxes                              5,461       5,217
Other liabilities                                  8,892       9,176

Common stock                                         486         485
Other stockholders' equity (notes 5 and 6)        71,073      63,159

                                               $ 195,975   $ 186,264


            See Notes to Condensed Consolidated Financial Statements

        VARLEN CORPORATION AND SUBSIDIARIES
        Condensed Consolidated Statements of Earnings
         (Unaudited)
        (In Thousands, Except Per Share Amounts)


                                Three Months Ended      Six Months Ended

                              July 30,   July 31,     July 30,   July 31,
                               1994       1993         1994       1993


Net sales                 $   77,961 $   71,824   $  157,861 $  150,431

Cost of sales                 59,200     54,625      119,576    113,352

Gross profit                  18,761     17,199       38,285     37,079

Selling, general and administrative expenses
                              11,034     10,178       22,806     22,196

Interest expense, net          1,147      1,472        2,388      2,836

Earnings before income taxes   6,580      5,549       13,091     12,047

Income taxes                   2,846      2,524        5,727      5,481

Net earnings              $    3,734 $    3,025   $    7,364 $    6,566

Earnings per share (notes 5 and 6):

Primary                   $     0.75 $     0.61   $     1.47 $     1.34

Fully diluted             $     0.59 $     0.52   $     1.16 $     1.21


Weighted average number of shares outstanding - primary
                               4,985      4,935        5,006      4,902

Weighted average number of shares outstanding - fully diluted
                               7,510      6,767        7,531      5,823


Dividends per common share
                          $     0.10 $     0.10   $     0.20 $     0.20


        See Notes to Condensed Consolidated Financial Statements


         VARLEN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
               (Unaudited)
               (Thousands of Dollars)


                                            Six Months Ended


                                        July 30,      July 31,
Increase (Decrease) in Cash               1994          1993

Cash flows from operating activities:
Net earnings                         $    7,364    $    6,566
Adjustments to reconcile net earnings to net cash provided
by continuing operating activities:
Depreciation                               5,724         4,602
Amortization                               1,586         1,546
Deferred income taxes                        152          (981)
Change in assets and liabilities net of effects
from purchased and discontinued businesses:
Accounts receivable, net                    (640)        2,717
Inventories                                1,773        (2,603)
Refundable income taxes                      132           (79)
Other current assets                        (872)         (389)
Accounts payable                           2,590           478
Accrued expenses                          (2,415)          (63)
Income taxes payable                       1,120          (576)
Other noncurrent assets                      (92)       (1,999)
Other noncurrent liabilities                (284)          675

Total adjustments                          8,774         3,328

Net cash provided by continuing operating activities
                                          16,138         9,894

Net cash provided by (used in) discontinued operations
                                             478           (80)

Net cash provided by operating activities
                                          16,616         9,814

Cash flows from investing activities:
Fixed asset expenditures                  (6,264)       (6,300)
Sale of business                             ---         2,000
Disposals and other changes in property, plant and equipment
                                             164           214

Net cash used in investing activities     (6,100)       (4,086)

Cash flows from financing activities:
Proceeds from debt                            14        70,296
Payments of debt                             (77)      (61,280)
Issuance of common stock under option plans
                                              51           770
Cash received on stock subscriptions          95           ---
Cash dividends paid                         (971)         (962)

Net cash (used in) provided by financing activities
                                            (888)        8,824

Effect of exchange rate changes on cash      105          (238)

Net increase in cash and cash equivalents  9,733        14,314
Cash at beginning of year                  5,168         1,292

Cash and cash equivalents at end of period
                                      $   14,901    $   15,606

               See Notes to Condensed Consolidated Financial Statements

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at July 30, 1994 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


2. Long-term debt is comprised of the following (in thousands):

                                       July 30,     January 31,
                                           1994          1994

   6.5% Convertible Subordinated
   Debentures Due 2003                  $ 69,000       $ 69,000

   Industrial revenue bonds                3,770          3,820
   and other notes
                                          72,770         72,820

   Less current portion                      (67)          (122)

   Long-term debt                       $ 72,703       $ 72,698


3. Supplementary Cash Flow Information (in thousands):


                                        July 30,       July 31,
                                          1994           1993

   Cash paid during the year to
   date period for:

     Interest                           $  2,466       $  2,098

     Income taxes (net)                 $  4,727       $  6,977




4. Business Segment Information (in thousands):


                                 Three Months Ended      Six Months Ended

                                 July 30,   July 31,    July 30,  July 31,
                                   1994       1993        1994      1993

   Net sales:

   Transportation products       $ 59,347    $ 54,850   $120,228  $114,690
   Laboratory and other products   18,614      16,974     37,633    35,741

                                 $ 77,961    $ 71,824   $157,861  $150,431

   Operating profits*:

   Transportation products       $  6,955    $  7,579  $  14,115 $  16,231
   Laboratory and other products    1,535         751      3,601     1,150

                                 $  8,490    $  8,330  $  17,716 $  17,381

   *Before interest and general corporate expenses.


5. Issuance of Convertible Debentures:

   During the second quarter of 1993, the Company issued $69 million aggregate principal amount of 6.5% Convertible Subordinated Debentures Due 2003. The debentures are convertible into common stock of the Company at $27.33 per share and are callable in whole or in part after June 3, 1996 at the option of the Company at specified redemption prices plus accrued interest. The proceeds from the issuance were used to reduce outstanding indebtedness under the Company's revolving credit agreement with the excess proceeds used for general corporate purposes.


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


8. Subsequent Event:

   On August 18, 1994, the Company acquired Acieries de Ploermel ("A.P."), a steel foundry located in the Brittany region of northwest France. The Company initially made an equity investment and provided loan guarantees totalling approximately $1,100,000. Additionally, over time, the Company plans to inject working capital, refinance A.P.'s debt to reduce interest costs, and utilize local and French government grants and interest-free loans. A.P., which had annual revenues of approximately $9 million, specializes in railroad products and is an approved source for most of the national railroads in Europe. A.P. also provides castings for valve manufacturers and, to a lesser extent, for the auto industry. This acquisition, which was financed with cash on hand, will be accounted for by the purchase method of accounting.

                 MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FOR THE SIX MONTH PERIOD
                            ENDED JULY 30, 1994



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


Results of Operations

   The Company's sales in the six months ended July 30, 1994 were $157.9 million or 4.9% higher than the $150.4 million achieved in the first six months of 1993. Sales increased approximately 5% in both the transportation products segment and the laboratory and other products segment. For the second quarter of 1994, sales were $78.0 million, up $6.1 million or 8.5% from sales of $71.8 million in the comparable 1993 period. Corresponding to the six month period, the sales increase was spread across both business segments.

   Net earnings for the first six months of 1994 increased to $7.4 million from $6.6 million in 1993's first half. Earnings per share for the first six months in 1994 was $1.47 per share on a primary basis and $1.16 per share on a fully diluted basis which compared to $1.34 per share primary and $1.21 per share fully diluted in the comparable 1993 period. Weighted average fully diluted shares outstanding in 1994 were considerably higher in the six month period than during the equivalent 1993 period as a result of a convertible debenture offering by the Company in May, 1993. During the second quarter ended July 30, 1994, net earnings increased to $3.7 million from $3.0 million in the same 1993 quarter. Earnings per share was $.75 per share on a primary basis and $.59 on a fully diluted basis for the second quarter of 1994 compared to $.61 per share on a primary basis and $.52 per share on a fully diluted basis in the equivalent 1993 period. Included in the second quarter of 1994 were the effects of two non-operating events which had a net $.05 per share fully diluted positive impact. These were a gain of $.06 per share on an insurance cost reallocation partially offset by costs equivalent to $.01 per share relating to the June closing of an unprofitable tool and die facility. Operating profit increased in the laboratory and other products segment while a decline was experienced in the transportation products segment in both the six month period and quarter ended July 30, 1994.

   On a business segment basis, revenues in the transportation products segment for the quarter and six months ended July 30, 1994 were $59.3 million and $120.2 million, respectively, as compared to $54.9 million and $114.7 million, in the comparable prior year periods. For both the quarter and year to date, heavy duty truck/trailer and automotive sales increased while railroad business sales declined. Operating profit in the first six months of 1994 was $14.1 million (11.7% of segment sales), down from $16.2 million (14.2% of segment sales). Similarly, operating profit in the 1994 second quarter declined 8.2% to $7.0 million (11.7% of segment sales) compared to $7.6 million (13.8% of segment sales) in the comparable 1993 period. In both the second quarter and six month periods lower railroad products sales resulted in decreased profitability which more than offset an increase elsewhere in the segment.

   Heavy duty truck and trailer industry sales were substantially higher in the 1994 periods than in the prior year and the Company benefitted from this improvement. In addition, the Company continued to benefit as its two largest heavy duty truck customers maintained their number one and number two market share positions during 1994. Automotive industry sales, particularly light truck sales, continued their increase during 1994 over the year earlier period which benefitted the Company's automotive parts operations. Despite volume increases in both of these businesses, selling prices were not always able to be increased to recover higher raw material prices. Offsetting increased large truck/trailer and automotive demand, sales for the Company's railroad products declined compared to both the second quarter and first half of 1993 as a result of reduced demand caused by budget shifting, customer production limitations, product mix and inclement weather.

   Sales in the laboratory and other products segment for the quarter and six months ended July 30, 1994, increased to $18.6 million and $37.6 million, respectively, compared to $17.0 million and $35.7 million in the 1993 periods. The increase in revenues in this segment resulted from increased sales of tubular metal goods and petroleum instruments. The tubular metal goods business benefitted from increased demand as well as new products while the petroleum instruments business benefitted from an acquisition in late 1993.

   Operating profit for the laboratory and other products segment for the first six months of 1994 increased substantially to $3.6 million (9.6% of segment sales) compared to $1.2 million (3.2% of segment sales) in the prior year's period. For the 1994 second quarter, operating profit increased to $1.5 million (8.3% of segment sales) compared to $.8 million (4.4% of segment sales) in the prior year quarter. The principal increase in operating profit in both the quarter and six month period was in the research laboratory appliance business where a program of cost reductions, begun over a year ago, reduced costs and reversed the losses incurred in the 1993 periods. For the quarter and year to date periods, earnings at the petroleum analysis instrument business increased as a result of a 1993 acquisition.

   Consolidated gross margin in the first six months declined to 24.25% in 1994 from 24.65% in 1993 but for the second quarter, consolidated gross margin was relatively unchanged at 24.1% in 1994 compared to 24.0% in 1993. The transportation products segment caused the year to date gross margin decline as a result of margin pressure in the railroad business resulting from both lower volume and prices compared to 1993. The gross margin of the laboratory and other products segment increased during the second quarter and year to date periods ended July 30, 1994 compared to the prior year periods. The increase resulted from the impact of cost reduction programs mentioned previously and the acquisition of a high gross margin business late in 1993 partially offset in the second quarter by margin decline in the tubular goods business resulting from lower selling prices.

   Selling, general and administrative expenses of $22.8 million or 14.5% of sales in the first six months of 1994 compared to $22.2 million or 14.75% of sales in the comparable 1993 period. During the second quarter of 1994, selling, general and administrative expenses were $11.0 million or 14.2% of sales compared to $10.2 million or 14.2% of sales in the prior year's comparable period. The expenses in 1994 are net of $.8 million ($.5 million after tax) of income from an insurance cost reallocation. In the transportation segment, selling, general and administrative expenses during the quarter and six month periods increased as a dollar amount and as a percent of sales from 1993 to 1994. The increase as a percent of sales resulted from lower sales in the railroad business. In the laboratory and other products segment, selling, general and administrative expenses as a dollar amount and as a percent of sales declined in both periods due to the cost reductions mentioned previously offset partially by selling, general and administrative expenses of the acquired petroleum instrument business.

   Gross interest expense for the quarter and six months ended July 30, 1994 was $1.3 million and $2.6 million, respectively, compared to $1.5 million and $2.9 million for the prior year's comparable periods. Interest expense in 1994 reflected lower borrowings. Additionally, interest income increased in 1994 due to higher cash balances.

   Income taxes were provided at an effective rate during the second quarter and first six months of 1994 of 43.3% and 43.7%, respectively, compared to 45.5% in the comparable 1993 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations and state income taxes.

Capital Resources and Liquidity

   During the second quarter and six month periods ended July 30, 1994, the Company generated $11.6 and $16.6 million, respectively, of cash from operating activities. As of July 30, 1994, the Company's working capital was $57.0 million, total assets were $196.0 million, total debt, excluding current portion, was $72.7 million and stockholders' equity was $71.6 million.

   Investing activities during the second quarter and six month periods ended July 30, 1994 included capital expenditures of $3.7 million and $6.3 million, respectively. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. At July 30, 1994, the Company did not have any material commitments for capital expenditures.

   On May 27, 1993, the Company publicly issued $60 million of its 6.5% Convertible Subordinated Debentures Due 2003, the proceeds of which were used to reduce indebtedness under the revolving credit facility. On June 18, 1993, an additional $9 million of the same debentures were issued pursuant to an over-allotment option granted to the underwriter of the debentures. To support its investing activities, the Company has an $80 million revolving credit agreement which expires on December 6, 1997. This credit facility is expected to be used by the Company as the principal source of acquisition financing. At July 30, 1994, the Company had no debt outstanding under this credit facility. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures and scheduled debt repayments.

   Beginning in 1990, the Company was subject to the direct effects of currency movements as a result of a foreign acquisition in Germany. The effects of foreign currency fluctuations did not have a significant impact in the six months of 1994 compared to 1993.

                       PART II - OTHER INFORMATION


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





                                        VARLEN CORPORATION
                                           (Registrant)



September 12, 1994                    By:/s/ Richard A. Nunemaker

                                      Richard A. Nunemaker
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

                              EXHIBIT INDEX


Exhibit No.                                                 Page No.


11                  Computation of Per Share Earnings          15


27                  Financial Data Schedule                    16