Form 10-Q
period 1994-10-29
VARLEN CORP
filed 1994-12-12
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             October 29, 1994

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

     Yes            X                         No


At December 2, 1994, 4,858,307 shares, par value $.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 Unaudited
(Thousands of Dollars)




                               October 29,         January 31,

                                   1994                1994
Assets

Cash and cash equivalents
                                 $    13,698        $      5,168

Accounts receivable, less allowance
for doubtful                          46,854              35,455
  accounts of $1,299 and $1,207

Inventories:
  Raw materials
                                      13,577              12,594
  Work in process
                                      14,284              13,228
  Finished goods
                                       9,269              11,245

                                      37,130              37,067

Deferred and refundable income taxes
                                       3,982               4,095
Other current assets
                                       4,017               2,621
   Total current assets
                                     105,681              84,406

Property, plant, and equipment
                                     120,851             106,700
Less: accumulated depreciation
                                      64,090              53,833

                                      56,761              52,867

Goodwill and other intangible assets,
net                                   47,308              45,829
Other assets
                                       2,752               3,162

                                 $   212,502        $    186,264


Liabilities and Stockholders' Equity

Current maturities of long-term debt
                                $         69        $        122
Accounts payable
                                      24,777              16,784
Accrued expenses
                                      20,766              18,230
Income taxes payable
                                       1,665                 393
   Total current liabilities
                                      47,277              35,529

Long-term debt:
   Convertible subordinated debentures
                                       69,000              69,000
   Other long-term debt
                                        3,814               3,698
Total long-term debt (note 2)
                                       72,814              72,698

Deferred income taxes
                                        5,598               5,217
Other liabilities
                                       10,707               9,176

Common stock
                                          486                 485
Other stockholders' equity
                                       75,620              63,159

                                 $    212,502        $    186,264


See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
 (Unaudited)
(In Thousands, Except Per Share Amounts)


                          Three Months Ended      Nine Months Ended

                      October 29,October 30,  October 29,October 30,
                      1994       1993         1994       1993


Net sales             $   89,017 $   72,845   $  246,878 $  223,276

Cost of sales             68,013     56,536      187,589    169,888

Gross profit              21,004     16,309       59,289     53,388

Selling, general and administrative expenses
                          12,530     11,146       35,336     33,342

Interest expense, net      1,247      1,405        3,635      4,241

Earnings before income taxes
                           7,227      3,758       20,318     15,805

Income taxes               2,990      1,631        8,717      7,112

Net earnings          $    4,237 $    2,127   $   11,601 $    8,693

Earnings per share:

   Primary            $     0.85 $     0.43   $     2.32 $     1.76

   Fully diluted      $     0.65 $     0.37   $     1.81 $     1.56


Weighted average number of
shares outstanding - primary
                            5,013      4,990        5,009      4,930

Weighted average number of
shares outstanding - fully diluted
                            7,537      7,515        7,533      6,340


Dividends per common share
                       $     0.10 $     0.10   $     0.30 $     0.30

See Notes to Condensed Consolidated Financial Statements

 VARLEN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                          Nine Months Ended

                                       October 29,   October 30,
Increase (Decrease) in Cash               1994          1993


Cash flows from operating activities:
Net earnings                          $   11,601    $    8,693
 Adjustments to reconcile net earnings to net cash provided
  by continuing operating activities:
   Depreciation                            8,615         7,127
   Amortization                            2,147         1,906
   Deferred income taxes                     266        (1,302)
   Change in assets and liabilities net of effects
      from purchased and discontinued businesses:
       Accounts receivable, net           (9,141)         (979)
       Inventories                         2,218        (1,773)
       Refundable income taxes               122            60
Other current assets                        (801)          (94)
       Accounts payable                    3,974        (1,892)
       Accrued expenses                       89         3,570
       Income taxes payable                1,457          (707)
       Other noncurrent assets               (50)       (2,095)
       Other noncurrent liabilities          333           139

      Total adjustments                    9,229         3,960

      Net cash provided by continuing operating activities
                                          20,830        12,653

   Net cash provided by discontinued operations
                                             429            80

       Net cash provided by operating activities
                                          21,259        12,733

 Cash flows from investing activities:
   Fixed asset expenditures               (9,531)       (8,603)
   Cost of purchased businesses, net of cash acquired
                                          (1,783)          ---
   Sale of business                          ---         2,000
   Disposals and other changes in property, plant and equipment
                                             310           326

       Net cash used in investing activities
                                         (11,004)       (6,277)

 Cash flows from financing activities:
   Proceeds from debt                         33        69,440
   Payments of debt                         (684)      (61,300)
   Issuance of common stock under option plans
                                              85           920
   Cash received on stock subscriptions      165           ---
   Cash dividends paid                    (1,456)       (1,451)

       Net cash (used in) provided by financing activities
                                          (1,857)        7,609

 Effect of exchange rate changes on cash
                                             132          (242)

 Net increase in cash and cash equivalents
                                           8,530        13,823
 Cash at beginning of year
                                           5,168         1,292

 Cash and cash equivalents at end of period
                                     $    13,698    $   15,115

See Notes to Condensed Consolidated Financial Statements

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at October 29, 1994 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


2. Long-term debt is comprised of the following (in thousands):

                                      October 29,   January 31,
                                           1994          1994


   6.5% Convertible Subordinated
   Debentures Due 2003                   $ 69,000       $ 69,000

   Industrial revenue bonds
   and other notes                          3,883          3,820

                                           72,883         72,820

   Less current portion                       (69)          (122)

   Long-term debt                        $ 72,814       $ 72,698


3. Supplementary Cash Flow Information (in thousands):

                                        October 29,    October 30,
                                           1994           1993

   Cash paid during the year to
   date period for:

     Interest                           $  2,658       $  2,339

     Income taxes (net)                 $  7,688       $  9,068


   Purchase of businesses:

     Fair value of assets acquired      $  8,868
     Cash paid, net of cash acquired      (1,783)

     Liabilities assumed                $  7,085


4. Business Segment Information (in thousands):

                       Three Months Ended       Nine Months Ended
                   October 29, October 30,  October 29, October 30,
                         1994        1993         1994        1993

   Net sales:

   Transportation products
                      $ 67,663    $ 54,526     $187,891    $169,216
   Laboratory and other
     products
                        21,354      18,319       58,987      54,060

                       $ 89,017    $ 72,845     $246,878    $223,276

   Operating profits*:

   Transportation products
                       $  7,369    $  6,783     $ 21,484    $ 23,014
   Laboratory and other
     products
                          2,660        (637)       6,261         513

                       $ 10,029    $  6,146     $ 27,745    $ 23,527

   *Before interest and general corporate expenses.

5. Acquisitions:

   On August 18, 1994, the Company acquired Acieries de Ploermel ("AP"), a steel foundry located in the Brittany region of northwest France. The Company initially made an equity investment and provided loan guarantees totalling approximately $1,100,000. Additionally, over time, the Company plans to inject working capital, refinance AP's debt to reduce interest costs, and utilize local and French government grants and interest-free loans. AP, which has annual revenues of approximately $9 million, specializes in railroad products and is an approved source for most of the national railroads in Europe. AP also provides castings for valve manufacturers and, to a lesser extent, for the auto industry. This acquisition was financed with cash on hand and was accounted for by the purchase method of accounting.

On September 30, 1994, the Company purchased the North American distribution rights for its Walter Herzog GmbH ("Herzog") German subsidiary from UIC, Inc., Herzog's previous North American distributor. The Company also formed on that date, Varlen Instruments, Inc. a wholly owned North American distributor for the products of Herzog and Alcor Petroleum Instruments, Inc., another of the Company's subsidiaries. This acquisition was financed with cash on hand and was accounted for by the purchase method of accounting.

6. Re-continued Operations:

   On July 31, 1994, the Company re-continued its Chrome Crankshaft Co. and Chrome Crankshaft Company of Illinois subsidiaries which had been previously treated as discontinued operations. These operations were re- continued due to the recent termination of sale negotiations with a potential purchaser. The results of operations of these businesses, which are not material to the Company, have been included in the Company's condensed consolidated financial statements starting on July 31, 1994. Net sales and earnings before income taxes were $1,341 and $237, respectively, for the three months ended October 29, 1994 and were $5,215 and $928, respectively, for the year ended January 31, 1994.

              MANAGEMENTS DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE NINE MONTH PERIOD
                      ENDED OCTOBER 29, 1994



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

Results of Operations

     The Company's sales in the nine months ended October 29, 1994 were $246.9 million, up $23.6 million or 10.6% from sales of $223.3 million in the comparable 1993 period. For the quarter ended October 29, 1994, sales were $89.0 million, up $16.2 million or 22.2% from the comparable 1993 period. Sales increased in both the transportation segment and the laboratory and other products segment in both the nine months and quarter ended October 29, 1994.

     Net earnings for the first nine months of 1994 were $11.6 million or $2.32 per share on a primary basis and $1.81 on a fully diluted basis. This represented a 33.5% increase over the $8.7 million earned in the first three quarters of 1993. Net earnings per share in 1993 were $1.76 on a primary basis and $1.56 on a fully diluted basis, with a lower number of fully diluted shares than in 1994.

     During the third quarter ended October 29, 1994, net earnings were $4.2 million, or $.85 per share on a primary basis and $.65 on a fully diluted basis, compared to $2.1 million or $.43 per share on a primary basis, and $.37 per share on a fully diluted basis in the 1993 period. Included in third quarter 1993 earnings was a special pre-tax charge of $2.0 million ($1.1 million after tax) taken against the Company's research laboratory appliance products operation. The impact of this charge on net earnings per share was $.22 on a primary basis and $.15 on a fully diluted basis. The charge reflected costs incurred in connection with a work force reduction, installation of a new management team, valuation of certain inventory and other realignments designed to resize this unit and return it to profitability. Following the trend in revenues in the quarter ended October 29, 1994, earnings increased in both the transportation products segment and the laboratory and other products segment compared to the 1993 period.

     Beginning on July 31, 1994, the Company began reflecting its Chrome Crankshaft Co. and Chrome Crankshaft Company of Illinois subsidiaries as continuing operations. These companies, which had been previously treated as discontinued operations, were re-continued due to the recent termination of sale negotiations with a potential purchaser. The results of operations of these businesses, which are not material to the Company, have been included in the Company's condensed consolidated financial statements starting on July 31, 1994. Additional information is further discussed in note 6 to the condensed consolidated financial statements.

     On a business segment basis, revenues in the transportation products segment for the quarter and nine months ended October 29, 1994 were $67.7 million and $187.9 million, respectively, as compared to $54.5 million and $169.2 million, respectively, in the comparable prior year periods. During the 1994 quarter all businesses in this segment had higher sales than during the prior year's period, primarily as a result of increased customer demand while during the nine month period, only the heavy duty truck and trailer, and automotive businesses exceeded 1993's sales.
Operating profit in the third quarter of 1994 increased 8.7% to $7.4 million (10.9% of segment sales) compared to $6.8 million (12.4% of segment sales) in the comparable 1993 period as higher product sales resulted in increased profitability. Operating profit for the first nine months of 1994 decreased to $21.5 million (11.4% of segment sales) compared to $23.0 million (13.6% of segment sales) in the 1993 year to date period as a result of lower first half earnings in the railroad business area.

     Heavy duty truck and trailer industry sales continued to be substantially higher in the 1994 periods than in the prior year and the Company benefitted from this improvement. In addition, the Company continued to benefit as its largest heavy duty truck customer strengthened its number one market share position during 1994. Automotive industry sales, particularly light truck sales, increased during 1994 over the year earlier periods, which benefitted the Company's automotive parts operations. Demand for the Company's railroad products was strong resulting in higher sales during the third quarter. However due to customer production limitations, budget shifting, product mix, and inclement weather earlier in the year, sales were lower on a year to date basis in the railroad business. Most businesses in the transportation products segment had limited success in increasing selling prices to recover higher raw material costs.

     Sales in the laboratory and other products segment for the quarter and nine months ended October 29, 1994, increased to $21.4 million and $59.0 million, respectively, compared to $18.3 million and $54.1 million, respectively, in the 1993 periods. This segment's increase in revenues in both periods was spread across all businesses, with the petroleum instrument business having the largest gain. The petroleum instrument business was positively affected by a late 1993 acquisition.
     Operating profit for the laboratory and other products segment for the first nine months of 1994 increased to $6.3 million (10.6% of segment sales) compared to $.5 million (1.0% of segment sales) in the prior year's period. For the 1994 third quarter, operating earnings of $2.7 million (12.5% of segment sales) compared to a $.6 million operating loss in the prior year quarter. Earnings in both 1994 periods reflected the positive impact of cost reduction activities taken in 1993, the impact of higher sales and the previously noted acquisition. The 1993 quarter and nine months operating profits were also affected by the previously discussed $2.0 million charge taken against the research laboratory products operation.

     Consolidated gross margin on a year-to-date basis increased to 24.0% in 1994 from 23.9% in 1993 and for the third quarter of 1994, increased to 23.6% from 22.4% in 1993. The transportation products segment gross margin as a percentage of sales declined in both periods. This resulted from a combination of the higher costs of selected materials and the productivity impacts of running certain businesses at greater than peak capacity for an extended period of time without commensurate selling price increases. The gross margin of the laboratory and other products segment increased to 31.3% during the nine months ended October 29, 1994 compared to 25.8% in the prior year period and increased to 32.5% in the third quarter of 1994 compared to 21.9% in 1993. The laboratory appliance business had a lower gross margin in both 1993 periods due to the $2.0 million charge at the laboratory appliance business. During the 1994 periods raw material costs in both segments were relatively unchanged except for increases in aluminum prices and increases in selected steel products.

     Selling, general and administrative expenses of $35.3 million or 14.3% of sales in the first nine months of 1994 compared to $33.3 million or 14.9% of sales in the prior year's comparable period. During the third quarter of 1994, selling, general and administrative expenses were $12.5 million or 14.1% of sales compared to the 1993 amount of $11.1 million or 15.3% of sales. In the transportation segment, selling, general and administrative expenses as a percent of sales declined in the third quarter 1994 versus 1993 although on a year to date basis they were a higher percent due to lower railroad sales earlier in the year. In the laboratory and other products segment, selling, general and administrative expenses declined during both 1994 periods compared to 1993 principally as a result of the $2.0 million charge in 1993 at the laboratory appliance business.

     Gross interest expense for the quarter and nine months ended October 29, 1994 was $1.4 million and $4.0 million, respectively, compared to $1.5 million and $4.4 million for the prior year's comparable periods. Interest expense reflected level interest rates on lower borrowings.

     Income taxes were provided at an effective rate during the 1994 quarter and nine month period of 41.4% and 42.9%, respectively, compared to 43.4% and 45.0% in the comparable 1993 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations and state income taxes.

Capital Resources and Liquidity

     During the nine month period ended October 29, 1994, the Company generated $21.3 million of cash from operating activities. As of October 29, 1994, the Company's working capital was $58.4 million, its total assets were $212.5 million, its total debt, excluding current portion, was $72.8 million and its stockholders' equity was $76.1 million.

     Investing activities during the nine month period ended October 29, 1994 included capital expenditures of $9.5 million and the purchase of two businesses for $1.8 million. The capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency.

     On May 27, 1993, the Company publicly issued $60 million of its 6.5% Convertible Subordinated Debentures Due 2003, the proceeds of which were used to reduce indebtedness under a revolving credit facility. On June 18, 1993, an additional $9 million of the same debentures were issued pursuant to an over-allotment option granted to the underwriter of the debentures. To support its investing activities, the Company has an $80 million revolving credit agreement which expires on June 30, 1997. This credit facility will be used by the Company as the principal source of acquisition financing. At October 29, 1994, the Company had no debt outstanding under this credit facility. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures and scheduled debt repayments.

     Beginning in 1990, the Company was subject to the direct effects of currency movements as a result of foreign acquisitions. The effects of foreign currency fluctuations did not have a significant impact in the nine months of 1994 compared to 1993.

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





                                        VARLEN CORPORATION
                                           (Registrant)




December 12, 1994                By:/s/ Richard A. Nunemaker
                                 Richard A. Nunemaker
                                 Vice President, Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer
                                 and Principal Accounting Officer)

                               EXHIBIT INDEX


Exhibit No.                                                 Page No.


11                  Computation of Per Share Earnings          15


27                  Financial Data Schedule                    16