Form 10-K405
period 1995-01-31
VARLEN CORP
filed 1995-04-25
CIK 103071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended January 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to ________________

                          Commission file number 0-5374

                              VARLEN CORPORATION
           (Exact name of Registrant as specified in its charter)

            DELAWARE                                        13-2651100
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

        55 Shuman Boulevard
           P.O. Box 3089
        NAPERVILLE, ILLINOIS                                 60566-7089
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

               COMMON STOCK, PAR VALUE $.10 PER SHARE
                          (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 1995, was $99,494,486.

  The number of outstanding shares of the Registrant's Common Stock, par value $.10 per share, as of the close of business on March 31, 1995, was 4,870,557 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   The Registrant's 1994 Annual Report to Stockholders is incorporated herein
     by reference to the following extent:   Industry Segments and Officers into
     Part I; and Quarterly Market and Dividend Information, Summary of Operations, Summary of Financial Condition, Shares Listed, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows with related Notes and Independent Auditors' Report into Part II.

2. The Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1995, is incorporated herein by reference to the following extent: The information set forth under the captions, Election of Directors, Executive Compensation and Pension Plans, Certain Relationships and Related Transactions and Security Ownership of Certain Beneficial Owners and Management into Part III.

                                     PART I

Item I.  BUSINESS

GENERAL

     Varlen Corporation (the "Registrant") designs, manufactures and markets engineered industrial products primarily for specialized applications in the transportation and laboratory equipment markets. The Registrant's principal business strategy is to employ its product development capabilities, advanced manufacturing processes and marketing skills in market niches where the Registrant can achieve a market leadership position. The Registrant's operations are conducted primarily through subsidiaries and divisions that are relatively autonomous, while its small corporate headquarters staff oversees financial controls and provides strategic direction. Management continually emphasizes improvements in quality, product performance and delivery time, cost reductions and other value adding activities. Although many of the markets for the Registrant's products are mature, the Registrant seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its existing distribution networks. In addition, the Registrant's development efforts increasingly focus on new products specifically designed for international markets.

DEVELOPMENT OF THE COMPANY

     The Registrant was founded by The Dyson-Kissner-Moran Corporation ("DKM") in 1969 for the purpose of acquiring and managing businesses which manufacture products for industrial markets. The Registrant's original business produced parts for the railroad industry; however, over the years the Registrant diversified its operations to serve many markets. Since 1984, the Registrant has sold or discontinued smaller businesses, heavily construction-related or bid businesses and businesses manufacturing commodity products where the Registrant could not apply its design, manufacturing or marketing skills to create a competitive advantage. Businesses acquired since 1985 include the Registrant's entire heavy duty truck component, automotive parts, laboratory appliance and instrument businesses as well as additional domestic and foreign railroad component businesses. Although each of these businesses presents unique design and marketing challenges, they each employ basic manufacturing processes, such as machining, forging, casting, metal forming, welding and plastic molding, that have historically been at the core of the Registrant's operations. In January 1993, the Registrant purchased all of its outstanding stock owned by DKM.

     The following table sets forth certain basic information with respect to the Registrant's current businesses, which are divided into two industry segments: transportation products and laboratory equipment.

PRODUCTS AND PRIMARY MARKETS

TRANSPORTATION PRODUCTS

- - TRUCK AND TRAILER HUBS, aluminum permanent mold and die castings, structural molded plastic components and fuel water separators for Class 8 trucks and over the road trailer manufacturers. The products are sold to predominantly North American markets.

- - PRECISION HIGH VOLUME STAMPED METAL COMPONENTS AND AUTOMATIC TRANSMISSION REACTION PLATES for original equipment automotive manufacturers, tier 1 suppliers to the automotive industry and after-market transmission rebuilders. The parts are found on cars, trucks and vans. The products are sold to domestic markets.

- - RAILROAD FREIGHT CAR SHOCK ABSORPTION PRODUCTS including hydraulic cushioning, draft gears and elastomeric pads, hopper car outlet gates and locomotive components including heating, ventilating and air conditioning systems, valves, toilets and refrigerators. Customers include locomotive and railcar manufacturers, lessors, railroads and railcar maintenance facilities. The products are sold to markets worldwide.

- - RAILROAD TRACK FASTENING SYSTEMS for railroads and track maintenance contractors. The products are sold to markets worldwide.

LABORATORY EQUIPMENT

- - LABORATORY INSTRUMENTS for physical property analysis of petroleum products used for quality control analysis by oil refineries, petro-chemical plants, petroleum transporters and end users. The products are sold to markets worldwide.

- - PROCESS INSTRUMENTS for physical property analysis of petroleum products used for quality control and process analysis by oil refineries. The products are sold to markets worldwide.

- - CONSTANT TEMPERATURE APPLIANCES including waterbaths, incubators, ovens and autoclaves for industrial, governmental, educational and clinical research and development laboratories. The products are sold to markets worldwide.

- - FABRICATED TUBULAR STEEL PRODUCTS for household, institutional and juvenile furniture manufacturers, lawn and garden and toy manufacturers. The products are sold to domestic markets.

TRANSPORTATION PRODUCTS

  In the transportation products segment, the Registrant serves three basic markets: the heavy duty truck and trailer industries, the automotive industry and the railroad industry.

     HEAVY DUTY TRUCKS AND TRAILERS

  The Registrant designs, manufactures and markets lightweight components for heavy duty over-the-road trucks and trailers. These include axle hubs, parts for suspension systems and clutch housings using the permanent mold process, brake components from die castings and truck interior parts using structural molded plastic processes.

  The Registrant's customer base in this area are original truck and trailer manufacturers and tier 1 component manufacturers. The Registrant's cast aluminum products offer weight savings over available cast iron without sacrificing strength. For example, the Registrant's aluminum axle hubs are up to 320 pounds lighter than iron hubs on an 18 wheel tractor-trailer. Due to U.S. highway weight regulations, lightweight components can be an important consideration for heavy payload haulers. By saving on their truck weight, haulers can carry an increased payload or, alternatively, increase fuel efficiency.

  The Registrant's truck component business has benefitted from its new product development, its customer base expansion and increased penetration with key customers, such as Freightliner and PACCAR, who have been increasing their market share in this industry. With certain of these customers, the Registrant has been able to establish itself as a sole source supplier of certain components. A significant source of future growth in this business is expected to be from structural molded plastic components for the interiors of heavy duty trucks. During fiscal 1994, the Registrant received multi-year contracts from Freightliner, its largest Class 8 truck customer, which could add as much as $30 million in incremental annual sales by 1998 at current industry production levels. To meet the demand for these contracts, the Registrant purchased an additional plant facility in March of 1995 which is expected to begin production in late 1995. The cost of this facility and related equipment expenditures in 1995 are estimated at $6.7 million. The Registrant also was awarded two multi-year contracts in 1994 from PACCAR to provide aluminum axle hubs and chassis components that are expected to contribute approximately $13 million in annual sales beginning in 1995.

  The Registrant's heavy duty truck products compete with similar products on quality, engineering expertise, delivery and price. These products compete with products that are functionally similar but are manufactured from different materials or using different industrial processes on those same factors and the differences in such materials and processes. The Registrant believes that its ability to offer products that are designed and engineered to solve customer problems is a significant factor in establishing and maintaining these customer relationships and enhancing its opportunities for expansion in export markets.

     AUTOMOTIVE

  For the automotive industry, the Registrant produces precision stamped metal components for use in engine, steering, transmission, brake, seating and suspension systems. The Registrant's ability to design and engineer tight tolerance components that can be manufactured in high volume with high quality ratings has enabled it to become a direct supplier to original equipment manufacturers, principally divisions of General Motors Corporation ("GM"), Chrysler Corporation ("Chrysler") and Ford Motor Company ("Ford"). The Registrant also sells automotive parts to both U.S. and foreign-owned manufacturers that sell directly to GM, Ford, Chrysler and U.S. production facilities of foreign-owned automobile manufacturers. While the Registrant produces parts for all North American GM passenger vehicles, the principal GM platforms for the Registrant's automotive products consist of light trucks, vans, sport utility vehicles and rear-wheel drive passenger cars. Parts are also produced for many Chrysler products including the "LH" and "Neon" programs and the Cirrus and Stratus models, and for many Ford products, including the Explorer and Ranger models and the CT-20 platform used in Ford's Escort and Tracer models.

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

     RAIL

  For the railroad industry, the Registrant's most extensive line of products is its hydraulic cushioning and draft gear shock absorption devices, which are designed to minimize or prevent the damage that locomotives and freight cars and their cargo can incur during coupling and normal operations. The Registrant believes that it is the only company which offers railroads a complete range of such devices utilizing hydraulic, steel friction and synthetic elastomer technologies. Hydraulic cushioning devices weigh between 400 and 1200 pounds and are between three and five feet in length. Hydraulic cushioning is the preferred method of protecting high value freight (such as automobiles, paper, and construction products) from damage during shipment. The Registrant believes it is the leading producer of hydraulic cushioning devices for North American railroads. Draft gears weigh between 150 and 700 pounds and are between one and three feet in length. The Registrant's draft gears are used on locomotives and rail cars transporting less easily damaged goods (coal, ore, grains, etc.), where such devices serve to protect the rail cars themselves from damage. The Registrant provides shock absorption devices to builders of new freight cars and locomotives and also refurbishes and retrofits devices already in service, including models originally manufactured by others.

  The Registrant is also a leading producer of rail anchors for North American railroads and believes it offers the broadest range of styles and sizes of these products. Rail anchors are precision, forged steel devices which are attached directly to the rail track and are designed to prevent the rail from longitudinal movement or buckling as a result of traffic and temperature conditions. Approximately 5,000 to 8,000 rail anchors are used per mile of track. Rail anchors are manufactured to customer orders, usually in large numbers requiring careful production scheduling, and are required to meet specifications of organizations such as the American Railway Engineering Association. The Registrant also produces outlet gates designed to permit the discharge of a commodity from a covered hopper car, and is a remanufacturer of crankshafts, camshafts, gears and pistons for locomotives and large stationary engines for North American railroads, locomotive rebuilders and marine and industrial engine rebuilders.

  Through ongoing product development, the Registrant is committed to expanding its market share in both the North American and international railroad industries. Currently, the Registrant is focusing on opportunities in Europe, Asia, the former Soviet Union and other international markets. The Registrant believes that its experience and technological leadership in the North American railroad freight market can be successfully transferred to international markets. As the European community opens its borders, European rail hauls are expected to become longer and to use heavier cars, requiring more sophisticated shock absorption products. The Registrant has already developed and obtained approval from the Union Internationale des Chemins de Fer (the European railroads standards organization) for a product designed specifically for use by European railroads. In addition, Acieries de Ploermel ("AP"), acquired by the Registrant in mid-1994, improves the Registrant's access into the European railroad market place. AP is a steel foundry located in northwest France. This company manufactures buffer housings and assemblies for the railroad industry and also produces machined castings for valve manufacture and, to a lesser extent, for the auto industry. The company is an approved source for most of the national railroads in Europe. This acquisition provides the Registrant's Keystone Railway Equipment Company ("Keystone"), a leading manufacturer in the North American market of rail car cushioning devices, with an expedient way of bringing Keystone's advanced technology to the European rail market.

  North American railroads have been increasing their share of the freight transportation market. The Registrant believes that this increase should create demand for the Registrant's products as new locomotives and rail cars are built, old locomotives and rail cars are refurbished and the railroads expend funds to maintain and improve their tracks. In order to take full advantage of this increased demand for railroad products, the Registrant acquired Prime Manufacturing Corporation ("Prime") at the end of fiscal 1994. Prime is located in suburban Milwaukee, Wisconsin and manufactures a wide range of engineered products for railroad locomotives, including heating, ventilating and air conditioning equipment, valves, toilets and refrigerators. As freight railroad systems are expanded and updated throughout the world, the Registrant believes that its wide-range of highly engineered products should be well positioned to meet the growing demand.

  In the rail products portion of its business, the Registrant's products compete on engineering features, quality, service and price. There are a small number of competitors in each of the above described markets. New competitors in the Registrant's rail products markets have been discouraged from entering these markets because of the relatively large capital investment required, the time it takes to receive railroad approval of particular designs and products and the relatively mature status of these markets. However, the existing competitors in these markets continue to compete intensely.

     OTHER INFORMATION

  Marketing of the Registrant's transportation products is done through sales personnel employed by the Registrant and independent sales representatives. Each product group is sold through separate marketing and distribution channels to a different customer base.

  The primary materials used for the manufacture of products in the transportation products segment are cold rolled and hot rolled steel, special alloy steel, bar, castings, forgings, tubing and rod, aluminum ingots and plastic resin. The Registrant has not experienced significant difficulties in obtaining such materials, although long lead times exist for certain steel products. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations, consist primarily of heavy duty forging and heat-treating equipment, metal cutting machine tools, heavy duty metal stamping equipment, welding equipment, injection molding presses, casting equipment, tools, dies, furnaces, molds, painting and plating equipment.

  Backlog for this industry segment was $68.3 million, $46.2 million and $44.2 million as of January 31, 1995, January 31, 1994 and January 31, 1993, respectively. All of the current backlog is expected to be filled during the current fiscal year.

  Sales of transportation products to Freightliner and GM amounted to 15% and 10% of the Registrant's total sales in 1994, 14% and 11% in 1993 and 12% and 11% in 1992, respectively. In addition, the Registrant's sales of shock absorption devices and related parts for railroad freight cars and locomotive engines accounted for 13%, 14% and 14% of the Registrant's total sales in 1994, 1993 and 1992, respectively, and the Registrant's sales of aluminum hubs and hub assemblies accounted for 10%, 9% and 7% of the Registrant's total sales in 1994, 1993, and 1992, respectively.

LABORATORY EQUIPMENT

  In the laboratory equipment segment, the Registrant produces the following categories of products: petroleum analysis instruments and related services, laboratory appliances and tubular steel components.

     PETROLEUM ANALYSIS INSTRUMENTS AND RELATED SERVICES

  The Registrant designs, manufactures and markets instruments which analyze the physical properties of petroleum, such as freeze point, flash point, pour point, viscosity and vapor pressure; engages in the testing of petroleum products; and sells petroleum product reference samples. The instruments, testing services and reference samples are used for quality assurance purposes to test for compliance with industry standards and to enhance refinery efficiency. These products and services are used in petroleum refineries and by end-users of petroleum products. The instruments consist of on-line process analyzers and automatic and manual laboratory analyzers. The on-line analyzers are used to help control the refining process, by constantly sampling the stream of petroleum products to provide data which assists in the fine-tuning of the refining process. Testing services are provided at the Registrant's in-house facility which tests customer's petroleum products for thermal stability and viscosity. Petroleum reference samples are used to calibrate petroleum analyzers to proper specifications.

  The Registrant's petroleum analysis instruments are sold world-wide to petroleum refiners (of which there are over 600) and to transporters, governmental agencies, pipeline companies and large users of petroleum products (airlines, railroads and the U.S. military). Although the number of U.S. refineries is declining, the Registrant's sales to overseas refiners and to existing refineries in the process of upgrading and automating their production processes are expected to provide growth opportunities in these product lines. The Registrant recently brought to market new instruments which are helping to meet the petroleum industry's growing need for quality control and increased process and laboratory productivity. The Registrant's ability to engineer on-line analyzers for specific applications and to provide timely service at their places of installation is of competitive importance. With manufacturing facilities in the United States and Germany, and service and distribution locations in key strategic domestic and international markets, the Registrant believes it is well-positioned to maintain a leading position in this global market. The Registrant's petroleum analysis instruments compete primarily on product quality, engineering features, reliability and service. There are a small number of competitors in this limited market, some of which use alternate technologies.

     LABORATORY APPLIANCES

  The Registrant designs, manufactures and markets laboratory appliances for the life sciences industry, which include water baths, ovens, micro-biological and cell biology incubators, autoclaves, safety refrigerators and vacuum pumps. These products are designed primarily to provide constant temperature conditions for organic research materials. These products are sold under well established brand names, such as "Precision-TM-" and "NAPCO-TM-". The Registrant's laboratory appliances are marketed domestically and internationally, primarily through four major distributors (Fisher Scientific, VWR Scientific, Baxter Scientific Products and Curtin Matheson Scientific, Inc.). This market consists of industrial, educational, clinical and governmental laboratories. The Registrant's marketing staff provides sales support to the Registrant's distributors. Because laboratory appliances of the type produced by the Registrant are primarily used by life sciences research projects, the level of governmental and private sector spending for research affects sales of the Registrant's laboratory appliances. The Registrant believes that a moderation in pharmaceutical and biotechnology research in recent years has been an important factor affecting sales of the Registrant's laboratory appliances.

  Since the acquisition of the laboratory appliance business, the Registrant has invested in re-engineering and updating its products and production techniques in order to improve product quality, shorten production cycle time and lower manufacturing costs. In recent years, emphasis has been placed on international markets, including direct export sales and sales to U.S. distributors for foreign end-users. The Registrant's laboratory appliance business competes on product quality, features, reliability, delivery and price. User brand preference and the ability to maintain strong relationships with its distribution system and to provide customer service are of prime competitive importance as there is significant worldwide competition from several companies that specialize in the production of similar products in this fragmented industry.

     TUBULAR STEEL COMPONENTS

  The Registrant is a leading integrated manufacturer of tubular steel components for consumer products, primarily in the household, juvenile and commercial furniture industries, but also for manufacturers of lawn and garden equipment and toys. While these markets have weakened during recent years due to competition from imports and a reduction in the number of potential customers, the Registrant's tubular steel component business has remained profitable by aggressively reducing costs, adding new products and new customers who can benefit from the Registrant's ability to totally control engineering, manufacturing, fabrication and chrome plating or painting at its facilities. This business competes primarily on its overall ability to design products to meet its customer's needs, delivery and price. It competes with numerous U.S. manufacturers, including the in-house operations of existing and potential customers, and its competitive position is affected by the import of finished goods that compete with the products manufactured by its customers.

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

  Backlog for this industry segment was $11.6 million, $8.4 million and $7.8 million as of January 31, 1995, January 31, 1994 and January 31, 1993, respectively. All of the current backlog is expected to be filled during the current fiscal year. In addition, the Registrant's sales of petroleum analysis instruments and related parts accounted for 10%, 10% and 11% of the Registrant's total sales in 1994, 1993 and 1992, respectively.

RESEARCH AND DEVELOPMENT

  In 1994, 1993 and 1992, the Registrant spent $4.4 million, $4.3 million and $3.6 million, respectively, on research and development activities, all of which was Registrant sponsored. Of these amounts, research and development spending on new products was $2.1 million, $1.8 million and $1.5 million for 1994, 1993 and 1992, respectively.

PATENTS, TRADE NAMES AND TRADEMARKS

  The Registrant applies for and maintains patents, trade names and trademarks where the Registrant believes that such patents, trade names and trademarks are reasonably required to protect the Registrant's rights in its products. The Registrant does not believe that any single patent, trade name or trademark or related group of such rights, other than the "ConMet", "Precision-TM-", "NAPCO-TM-" and "Herzog" trade names and related trademarks, are materially important to its businesses or its ability to compete. In many instances the Registrant's technology is not patented but is maintained by the Registrant as proprietary.

SEASONALITY

  In non-recessionary times, the Registrant's first quarter has historically been the strongest quarter of the year. During the second and fourth quarters, the Registrant traditionally encounters scheduled shutdowns and slowdowns at customers' manufacturing plants and reduced sales in the laboratory equipment segment. During the third and fourth quarters, the Registrant generally experiences a slowing of railbed maintenance of way orders.

EMPLOYEES

  As of January 31, 1995, the Registrant employed a total of 2,531 persons, 1,832 of whom were employed in its Transportation Products segment, 681 of whom were employed in its Laboratory Equipment segment and 18 of whom were employed at the Registrant's corporate headquarters. Of the employees employed by the Transportation Products and Laboratory Equipment segments,

705 and 387, respectively, are covered by collective bargaining agreements. The Registrant believes it has a good working relationship with its employees.

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

  Compliance with these environmental laws and regulations has not had, nor is it expected to have, a material effect on the Registrant's earnings, competitive position or capital expenditures through fiscal 1996. The amount of capital expenditures expected to be spent on environmental compliance costs in fiscal 1995 and 1996 are approximately $708,000 and $73,000, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Officers" on the inside back cover of the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 2.  PROPERTIES

The following table sets forth certain information with respect to the principal properties of the Registrant. The expiration date of each applicable lease is given for leased properties; all other properties are owned. Unless otherwise noted, all properties are manufacturing facilities.


                                      Expiration Date         Approximate
                  Approximate            of Lease               Capacity
Operation         Square Feet         (if applicable)        Utilization(1)
- ---------         -----------         ---------------        --------------
 Executive Office    10,000(2)            10/15/97                 N/A
 Naperville, IL

Transportation Products
- -----------------------

 Atchison, KS        60,000                  N/A                   37%
 Camp Hill, PA       95,000                  N/A                   48%
 McPherson, KS       94,000                  N/A                   48%
 Saginaw, MI         77,000                  N/A                   90%
 Melvindale, MI      45,000                  N/A                   90%
 Vassar, MI          76,000                  N/A                   90%
 Portland, OR       179,000                  N/A                   95%
 Monroe, NC          81,000                  N/A                   90%
 Clackamas, OR       55,000                  N/A                   85%
 Cashiers, NC        80,000                  N/A                   85%
 Chicago, IL         32,000                  N/A                   50%
 Bell Gardens, CA    18,000                  N/A                   50%
 Bryson City, NC    160,000                  N/A                   N/A(3)
 Oak Creek, WI       74,000                  (4)                   48%
 Ploermel, France    70,000                  N/A                   60%

Laboratory Equipment
- --------------------

 Aurora, IL         166,000                  N/A                   55%
 Chicago, IL        125,000                9/15/97                 50%
 Bellwood, IL        35,000                5/31/96                 30%
 San Antonio, TX     28,000                4/30/99                 65%
 Lauda, Germany      24,000                  N/A                   35%(5)
 Lauda, Germany       6,000                6/30/97                 35%(5)
 Joliet, IL           9,000                9/30/97                 N/A

(1) Full capacity being deemed a 24 hour day, 7 day week for this purpose.
(2)  Office space.
(3)  Location purchased in March 1995.  Currently in start-up phase.
(4) The Registrant is committed to purchase this property in the first half of 1995.
(5)  Full capacity is based on German employment laws.
N/A  Not applicable.


Item 3.  LEGAL PROCEEDINGS

Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Reference is made to the information set forth under the captions "Quarterly Market and Dividend Information" and "Shares Listed" in the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated herein by reference. Note: The information contained under the caption "Quarterly Market and Dividend Information" in the Registrant's 1994 Annual Report includes over-the-counter market quotations which reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6.  SELECTED FINANCIAL DATA

Reference is made to the information set forth under the captions "Summary of Operations" and "Summary of Financial Condition" in the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1995, which information is hereby incorporated herein by reference, and to the information set forth under the caption "Executive Officers of the Registrant", which appears as a separate item immediately preceding Item 2 included in PART I hereof, which information is hereby incorporated herein by reference.

None of the executive officers bear any family relationship to one another. The executive officers of the Registrant are elected annually by the Board of Directors.

Item 11.  EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1995, which information is hereby incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1995, which information is hereby incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1),
  (a)(2)
   & (d)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

          The consolidated financial statements, together with the related notes and supporting schedule filed as part of this Form 10-K, are listed in the accompanying Index to Consolidated Financial Statements and Schedule.

     (b)  REPORTS ON FORM 8-K

     None

  (a)(3)
   & (c)  EXHIBITS

          Set forth below is a list of the Exhibits to this Form 10-K in accordance with the requirements of Items 14(a)(3) and (c) of Form 10-K and Item 601 of Regulation S-K:

(3) (i) Registrant's Articles of Incorporation, as amended (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

     (ii) Registrant's By-laws, as amended through April 3, 1995.

(4) (a) Revolving Credit Agreement by and among the Registrant, the Borrowing Subsidiaries, the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of December 6, 1993 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

(10) (a) Registrant's 1980 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective July 1, 1994.

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

     (k) Registrant's 1993 Incentive Stock Option Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (l) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (m) Registrant's 1993 Deferred Incentive Stock Purchase Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (n) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994.

(11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1995, 1994 and 1993.

(13)      1994 Annual Report to Stockholders.

(21)      List of Subsidiaries.

(23)      Consent of Deloitte & Touche LLP.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1994 Annual Report on Form 10-K.

(27)      Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VARLEN CORPORATION
                                         (Registrant)




                                      By /s/ Richard A. Nunemaker
                                        ---------------------------
                                          Richard A. Nunemaker
                                          Vice President, Finance and
                                          Chief Financial Officer





Dated: April 25, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                         DATE


/s/ Richard L. Wellek         President, Chief              April 25, 1995
- ------------------------      Executive Officer
Richard L. Wellek             and Director
                              (Principal Executive
                              Officer)



/s/ Richard A. Nunemaker      Vice President, Finance       April 25, 1995
- ------------------------      and Chief Financial
Richard A. Nunemaker          Officer
                              (Principal Financial
                              Officer and Principal
                              Accounting Officer)

SIGNATURE                                                   DATE




/s/ Richard A. Nunemaker                                    April 25, 1995
- ----------------------------
Richard A. Nunemaker
as attorney-in-fact for
Rudolph Grua, Director


/s/ Richard A. Nunemaker                                    April 25, 1995
- ----------------------------
Richard A. Nunemaker
as attorney-in-fact for
Ernest H. Lorch, Director


/s/ Richard A. Nunemaker                                    April 25, 1995
- ----------------------------
Richard A. Nunemaker
as attorney-in-fact for
L. William Miles, Director


/s/ Richard A. Nunemaker                                    April 25, 1995
- ----------------------------
Richard A. Nunemaker
as attorney-in-fact for
Greg A. Rosenbaum, Director


/s/ Richard A. Nunemaker                                    April 25, 1995
- ----------------------------
Richard A. Nunemaker
as attorney-in-fact for
Joseph J. Ross, Director


/s/ Richard A. Nunemaker                                    April 25, 1995
- ----------------------------
Richard A. Nunemaker
as attorney-in-fact for
Theodore A. Ruppert, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Varlen Corporation
Naperville, Illinois

We have audited the consolidated financial statements of Varlen Corporation and subsidiaries as of January 31, 1995 and 1994, and for each of the three years in the period ended January 31, 1995, and have issued our report thereon, dated March 6, 1995 (which includes an explanatory paragraph relating to the change in method of accounting for postretirement benefits other than pensions); such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Varlen Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP

March 6, 1995
Chicago, Illinois

                               VARLEN CORPORATION
                                AND SUBSIDIARIES


                            Annual Report (Form 10-K)

                 Consolidated Financial Statements and Schedule

                        Submitted in Response to Item 14

                   Years ended January 31, 1995, 1994 and 1993

                               VARLEN CORPORATION
                                AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Schedule

CONSOLIDATED FINANCIAL STATEMENTS
    INCORPORATED BY REFERENCE

The consolidated balance sheets of the Registrant and subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of earnings, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended January 31, 1995, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, all contained in the Registrant's 1994 Annual Report to Stockholders, are incorporated herein by reference thereto. The following additional consolidated financial information should be read in conjunction with the consolidated financial statements in such 1994 Annual Report to Stockholders. All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ADDITIONAL CONSOLIDATED FINANCIAL INFORMATION

  .  Schedule:

     .  VIII - Valuation and Qualifying Accounts

                                                            SCHEDULE VIII

                               VARLEN CORPORATION
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                       Three years ended January 31, 1995
                                 (in thousands)

                                        Additions
                        Balance at      charged to                Balance
                        beginning       costs and                 at end
    Description         of Period       expenses     Deductions  of period
    -----------         ---------       --------     ----------  ---------
Valuation accounts
deducted from assets
to which they apply:

Allowance for
doubtful accounts
(deducted from
accounts receivable):

 Year ended 1/31/95      $1,207         $  371       $  260(a)   $1,318
 Year ended 1/31/94       1,826            256          875(a)    1,207
 Year ended 1/31/93       1,490            630          294(a)    1,826

Allowance related to
deferred tax assets:

 Year ended 1/31/95      $1,465         $  868(b)(d) $  320(c)(d)$2,013
 Year ended 1/31/94       1,423             42          ---       1,465
 Year ended 1/31/93       1,423            ---          ---       1,423

(a) Write-offs, net of recoveries, foreign currency translation adjustments and reserves related to certain companies disposed of during the period.

(b)  Includes $748 related to acquired net operating losses.

(c)  Current and projected utilization of acquired operating losses.

(d)  The amounts were offset against goodwill and not net earnings.


                                INDEX TO EXHIBIT

(3) (i) Registrant's Articles of Incorporation, as amended (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

     (ii) Registrant's By-laws, as amended through April 3, 1995.

(4) (a) Revolving Credit Agreement by and among the Registrant, the Borrowing Subsidiaries, the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of December 6, 1993 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

(10) (a) Registrant's 1980 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective July 1, 1994.

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

     (k) Registrant's 1993 Incentive Stock Option Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (l) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (m) Registrant's 1993 Deferred Incentive Stock Purchase Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (n) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994.

(11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1995, 1994 and 1993.

(13)      1994 Annual Report to Stockholders.

(21)      List of Subsidiaries.

(23)      Consent of Deloitte & Touche LLP.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1994 Annual Report on Form 10-K.

(27)      Financial Data Schedule.