Form 10-Q
period 1995-04-29
VARLEN CORP
filed 1995-06-12
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             April 29, 1995
                                  OR

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

     Yes           X                         No


At June 1, 1995, 4,877,632 shares, par value $.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)

                                   April 29,          January 31,
                                     1995                1995

Assets
Cash and cash equivalents       $     13,064        $     13,096

Accounts receivable, less allowance   54,801              48,838
for doubtful accounts of $1,531 and
$1,318

Inventories:
  Raw materials                       19,434              17,774
  Work in process                     11,128              12,890
  Finished goods                      10,537               9,686
                                      41,099              40,350

Deferred and refundable income taxes   5,223               5,229
Other current assets                   4,931               4,022
   Total current assets              119,118             111,535

Property, plant, and equipment       132,471             125,378
Less: accumulated depreciation        68,507              65,742
                                      63,964              59,636

Goodwill and other intangible assets,
net                                   47,342              46,292
Other assets                           1,790               2,723
                                $    232,214        $    220,186

Liabilities and Stockholders' Equity

Current maturities of long-term
debt                            $         74        $         67
Accounts payable                      29,101              27,365
Accrued expenses                      22,008              23,526
Income taxes payable                   6,551               2,864
   Total current liabilities          57,734              53,822

Long-term debt:
   Convertible subordinated
   debentures                         69,000              69,000
   Other long-term debt                3,790               3,788
Total long-term debt                  72,790              72,788

Deferred income taxes                  4,973               4,838
Other liabilities                      9,951               9,707

Common stock                             487                 487
Other stockholders' equity (note 4)   86,279              78,544
                                $    232,214        $    220,186

See Notes to Condensed Consolidated Financial Statements
/TABLE

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
 (Unaudited)
(In Thousands, Except Per Share Amounts)


                                     Three Months Ended
                                     April 29,  April 30,
                                       1995       1994

Net sales                          $  106,969  $  79,900

Cost of sales                          79,611     60,376

Gross profit                           27,358     19,524

Selling, general and administrative
expenses                               15,289     11,772

Interest expense, net                   1,173      1,241

Earnings before income taxes           10,896      6,511

Income taxes                            4,740      2,881

Net earnings                       $    6,156  $   3,630

Earnings per share (note 4):

   Primary                         $     1.11 $     0.66

   Fully diluted                   $     0.82 $     0.52


Weighted average number of shares
outstanding - primary (note 4)          5,546      5,536

Weighted average number of shares
outstanding - fully diluted (note 4)    8,333      8,313


Dividends per common share
(note 4)                           $     0.09 $     0.09

See Notes to Condensed Consolidated Financial Statements
/TABLE

 VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                             Three Months Ended
                                           April 29,     April 30,
                                              1995          1994

Increase (Decrease) in Cash
Cash flows from operating activities:
 Net earnings                             $    6,156    $    3,630
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation                                 2,923         2,836
   Amortization                                   613           800
   Deferred income taxes                          (29)           57
   Change in assets and liabilities
    net of effects from purchased businesses:
       Accounts receivable, net                (5,381)       (8,637)
       Inventories                               (131)        2,601
       Refundable income taxes                      6           106
       Other current assets                      (866)         (347)
       Accounts payable                           784         4,226
       Accrued expenses                        (2,486)       (3,457)
       Income taxes payable                     3,622         2,761
       Other noncurrent assets                    876            99
       Other noncurrent liabilities               216           306

      Total adjustments                           147         1,351

      Net cash provided by operating
      activities                                6,303         4,981

 Cash flows from investing activities:
   Fixed asset expenditures                    (6,637)       (2,641)
   Disposals and other changes in property,
   plant and equipment                             48           (27)

       Net cash used in investing activities   (6,589)       (2,668)

 Cash flows from financing activities:
   Proceeds from debt                             468            26
   Payments of debt                               (19)          (74)
   Issuance of common stock under option plans     62            51
   Cash received on stock subscriptions            77            10
   Cash dividends paid                           (486)         (485)

       Net cash provided by (used in)
       financing activities                       102          (472)

 Effect of exchange rate changes on cash          152            25

 Net (decrease) increase in cash and cash
 equivalents                                      (32)        1,866
 Cash and cash equivalents at beginning of
 year                                           13,096         5,168

 Cash and cash equivalents at end of
 period                                     $   13,064    $    7,034

See Notes to Condensed Consolidated Financial Statements
/TABLE

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at April 29, 1995 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Supplementary Cash Flow Information
     (in thousands):

                                         April 29,     April 30,
                                            1995          1994


     Cash paid during the year to
      date period for:

          Interest                      $     201      $    107

          Income taxes (net)            $   1,582      $    169

3.   Business Segment Information
     (in thousands):


                                               Quarter Ended

                                      April 29, 1995  April 30, 1994

     Net sales:

     Transportation products              $ 85,135       $ 60,881
     Laboratory equipment                   21,834         19,019

                                          $106,969       $ 79,900

     Operating profits*:

     Transportation products              $ 10,738       $  7,160
     Laboratory equipment                    2,843          2,066

                                          $ 13,581       $  9,226

     *Before interest and general corporate expenses.

4.   Stock Dividend:

     On May 22, 1995, the Company's Board of Directors declared a 10% stock dividend payable on July 10, 1995 to stockholders of record on June 23, 1995. The stock dividend will increase the Company's common shares outstanding from approximately 4,881,000 to approximately 5,369,000 as of the payable date. The earnings per share, weighted average number of shares outstanding and dividends per common share amounts for all periods of financial information contained herein reflect this stock dividend.

5.   Acquisitions:

     On January 16, 1995, the Company purchased the assets of the Railroad Division of Prime Manufacturing Corporation ("Prime"), located in Oak Creek, Wisconsin. The acquisition was made for $5.9 million in cash and $25,000 (1,000 shares) of Company common stock. The Company is committed to purchase the related land and building in mid-1995 for approximately $1.0 million. Prime manufactures a wide range of engineered products for railroad locomotives, including heating, ventilating and air conditioning equipment; valves and refrigerators. Prime's products are sold to both original equipment manufacturers and the aftermarket.

     On September 30, 1994, the Company purchased the North American distribution rights for its Walter Herzog GmbH ("Herzog") German subsidiary from UIC, Inc., Herzog's previous North American distributor, for $1.8 million in cash and deferred payments including $70,000 (3,000 shares) of Company common stock. The Company also formed on that date, Varlen Instruments, Inc., a wholly owned North American distributor for the products of Herzog as well as Alcor Petroleum Instruments, Inc. and Precision Scientific Petroleum Instruments Company, two other operations of the Company.

     On August 18, 1994, the Company acquired Acieries de Ploermel ("AP"), a steel foundry located in the Brittany region of northwest France. The Company initially made an equity investment and provided loan guarantees totaling approximately $1.1 million. The Company has injected working capital, refinanced AP's debt to reduce interest costs and utilized local and French government grants and interest-free loans. AP specializes in railroad products and is an approved source for most of the national railroads in Europe. AP also provides castings for valve manufacturers and, to a lesser extent, for the auto industry.

     The acquisitions have been accounted for by the purchase method of accounting with the excess of the purchase price over the fair value of the net assets acquired amortized over a period of between 15 and 40 years. The operating results of the businesses acquired have been included in the accompanying condensed consolidated results of operations from the respective dates of acquisition. These transactions were financed with cash on hand.

6.   Re-continued Operations:

     On July 31, 1994, the Company re-continued its Chrome Crankshaft Co. and Chrome Crankshaft Company of Illinois subsidiaries which had been previously treated as discontinued operations. These operations were recontinued due to the recent termination of sale negotiations with a potential purchaser. The results of operations of these businesses, which are not material to the Company, have been included in the Company's condensed consolidated financial statements starting on July 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE-MONTH PERIOD
ENDED APRIL 29, 1995


Overview

     The Company designs, manufactures and markets a diverse range of products in its transportation products and laboratory equipment business segments. These products are marketed to the railroad, heavy duty truck and trailer and automotive industries, as well as to the life science research, petroleum and consumer products industries. The demand for the Company's products by many of these industries is affected by domestic as well as international economic conditions. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

     The Company's sales in the three months ended April 29, 1995 were $107.0 million, up $27.1 million or 33.9% from sales of $79.9 million in the comparable 1994 period. Sales increased significantly more in the transportation products segment than the laboratory equipment segment.

     Net earnings for the first three months of 1995 increased 69.6% to $6.2 million from $3.6 million in the first quarter of 1994. Earnings per share were $1.11 per share on a primary basis and $.82 on a fully diluted basis for the first quarter of 1995 compared to $.66 per share on a primary basis and $.52 per share on a fully diluted basis in the first quarter of 1994. Per share amounts for 1994 have been restated to reflect a 10% stock dividend declared on May 22, 1995, payable July 10, 1995 to shareholders of record on June 23, 1995. Operating profit increased in both segments proportionately more than sales increased.

     On a business segment basis, revenues in the transportation products segment for the three months ended April 29, 1995 were $85.1 million, as compared to $60.9 million in the comparable prior year period. Sales increased in all businesses in this segment before considering acquisitions. Additionally, the railroad business benefited from two 1994 acquisitions and the 1994 re-continuance of a business. Operating profit in the first three months of 1995 increased 50.0% to $10.7 million (12.6% of segment sales) compared to $7.2 million (11.8% of segment sales) in the comparable 1994 period as all businesses had increased profit on higher sales.

     Heavy duty truck and trailer industry sales were higher in the 1995 period than in the prior year and the Company benefited from this improvement. In addition, the Company benefited from two new large contracts with a large customer and from its two largest heavy duty truck customers maintaining their number one and number two market share positions. Automotive industry production was level with the prior year, although industry sales declined in the latter part of the Company's 1995 first quarter. The Company's automotive components sales increased as demand for light trucks continued to be strong. Railroad industry demand as measured by new railcar builds, new locomotive builds and revenue ton miles increased in 1995 compared to 1994. Sales increased substantially in the Company's railroad business as a result of this demand and two 1994 acquisitions. On a selective basis, price increases were made in the transportation products segment to offset higher material costs.

     Sales in the laboratory equipment segment for the quarter ended April 29, 1995 increased 14.8% to $21.8 million, compared to $19.0 million in the 1994 period. Sales increased in the petroleum analysis instruments and research laboratory instruments businesses, while sales declined slightly in the remainder of the segment. The largest increase in sales was in the petroleum analysis instruments business as a result of increased demand and the Company's efforts to control its own distribution in key countries around the world.

     Operating profit for the laboratory equipment segment for the first three months of 1995 increased to $2.8 million (13.0% of segment sales) compared to $2.1 million (10.9% of segment sales) in the prior year's period. The change in operating profit by business followed the trend of sales. During the quarter, the effects of foreign currency translation increased sales by $.6 million and operating profit by $.1 million.

     Consolidated gross margin increased to 25.6% in 1995 from 24.4% in 1994. The transportation products segment and the laboratory equipment segment gross margins both increased when compared to the 1994 quarter as a result of higher sales, continued cost reduction efforts and selected price increases.

     Selling, general and administrative expenses of $15.3 million or 14.3% of sales in the first three months of 1995 compared to $11.8 million or 14.7% of sales in the prior year's comparable period. In both business segments, these expenses as a dollar amount increased while staying relatively level as a percentage of sales. Corporate expenses were relatively level on a dollar amount basis and correspondingly decreased as a percentage of sales.

     Gross interest expense for the quarter ended April 29, 1995 was $1.3 million which equated the prior year's comparable period. Interest income increased $.1 million in 1995 as a result of higher cash and investment balances.

     Income taxes were provided at an effective rate during the 1995 quarter of 43.5% compared to 44.3% in the comparable 1994 period. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations and state income taxes.

Capital Resources and Liquidity

     During the three-month period ended April 29, 1995, the Company generated $6.3 million of cash from operating activities. As of April 29, 1995, the Company's working capital was $61.4 million, its total assets were $232.2 million, its total debt, excluding current portion, was $72.8 million and its stockholders' equity was $86.8 million.

     Investing activities during the three-month period ended April 29, 1995 included capital expenditures of $6.6 million. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency but included the acquisition of a plant facility. At April 29, 1995 the Company was committed to purchase the land and building for $1.0 million related to an asset acquisition in late 1994, and was committed to spend approximately $5.0 million during 1995 to equip the plant facility acquired during the first quarter of 1995.

     To support its investing activities, the Company has an $80 million revolving credit agreement which expires on December 6, 1997. This credit facility is expected to be used by the Company as the principal source of acquisition financing. At April 29, 1995, the Company had no debt outstanding under this credit facility. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures and scheduled debt repayments.

                         PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 23, 1995, the stockholders voted on three items. The items voted on and the results of the voting were as follows:

                                                                   Broker
                          For      Against  Withheld Abstaining   Non-Votes

1)   Elect a Board of
     Directors:

     Ernest H. Lorch      4,300,381      -     149,629       -          -
     Richard L. Wellek    4,296,592      -     153,418       -          -
     Rudolph Grua         4,359,185      -      90,825       -          -
     L. William Miles     4,359,085      -      90,925       -          -
     Greg A. Rosenbaum    4,359,885      -      90,125       -          -
     Joseph J. Ross       4,360,085      -      89,925       -          -
     Theodore A. Ruppert  4,377,140      -      72,870       -          -

2)   Approve the appoint- 4,444,512     1,750     -         3,748       -
     ment of Deloitte &
     Touche LLP as the
     Company's independent
     auditors for the
     fiscal year ending
     January 31, 1996

3)   Stockholder proposal   299,186 3,815,913     -        22,040    312,871
     regarding executive
     compensation
/TABLE

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        VARLEN CORPORATION
                                           (Registrant)



June 12, 1995                      By:/s/ Richard A. Nunemaker

                                      Richard A. Nunemaker
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.                                                 Page No.

11                  Computation of Per Share Earnings          13

27                  Financial Data Schedule                    14