Form 10-Q
period 1995-10-28
VARLEN CORP
filed 1995-12-04
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995
              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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

Registrant's telephone number including area code (708) 420-0400

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                         No

At December 1, 1995, 5,404,161 shares, par value $.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)
                                  October 28,    January 31,
                                      1995         1995

Assets
Cash and cash equivalents           $  21,315    $ 13,096

Accounts receivable, less allowance
for doubtful accounts of
$1,275 and $1,318                      50,868      48,838

Inventories:
Raw materials                          16,038      17,774
Work in process                        10,753      12,890
Finished goods                          8,893       9,686
                                       35,684      40,350

Deferred and refundable income taxes    5,246       5,229
Other current assets                    4,048       4,022
Total current assets                  117,161     111,535

Property, plant, and equipment        134,607     125,378
Less: accumulated depreciation         65,282      65,742
                                       69,325      59,636

Goodwill and other intangible
assets, net                            44,496      46,292
Other assets                            2,306       2,723
                                    $ 233,288    $220,186


Liabilities and Stockholders' Equity

Current maturities of long-term debt       65          67
Accounts payable                       22,679      27,365
Accrued expenses                       22,864      23,526
Income taxes payable                    2,588       2,864
Total current liabilities              48,196      53,822

Long-term debt:
Convertible subordinated debentures    69,000      69,000
Other long-term debt                    4,137       3,788
Total long-term debt                   73,137      72,788

Deferred income taxes                   5,596       4,838
Other liabilities                      10,108       9,707

Common stock                              541         487
Other stockholders' equity (note 4)    95,710      78,544
                                    $ 233,288    $220,186

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)

                          Three Months Ended     Nine Months Ended
                      October 28,  October 29, October 28,  October 29,
                         1995       1994         1995           1994

Net sales              $ 94,209   $ 89,017    $ 298,931     $ 246,878

Cost of sales            70,524     68,013      223,810       187,589

Gross profit             23,685     21,004       75,121        59,289

Selling, general and
administrative expenses  13,385     12,530       42,803        35,336

Interest expense, net     1,066      1,247        3,458         3,635

Earnings before income
taxes                     9,234      7,227       28,860        20,318

Income taxes              4,017      2,990       12,554         8,717

Net earnings            $ 5,217    $ 4,237     $ 16,306      $ 11,601

Earnings per share
(note 4):

Primary                 $  0.93    $  0.77     $   2.92      $   2.11

Fully diluted           $  0.70    $  0.60     $   2.19      $   1.65

Weighted average number
of shares outstanding -
primary (note 4)          5,623      5,514        5,575         5,510

Weighted average number
of shares outstanding -
fully diluted (note 4)    8,409      8,291        8,380         8,286

Dividends per common
share (note 4)          $  0.10    $  0.09     $   0.29      $   0.27

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                         Nine Months Ended
                                     October 28,    October 29,
                                         1995         1994

Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings                           $ 16,306      $ 11,601
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
Depreciation                              8,751         8,615
Amortization                              1,796         2,147
Deferred income taxes                       642           266
Change in assets and liabilities
net of effects from purchased
businesses:
Accounts receivable, net                 (4,801)       (9,141)
Inventories                               2,598         2,218
Refundable income taxes                     (16)          122
Other current assets                       (102)         (801)
Accounts payable                         (3,944)        3,974
Accrued expenses                           (406)           89
Income taxes payable                       (337)        1,457
Other noncurrent assets                     980           (50)
Other noncurrent liabilities                383           762

Total adjustments                         5,544         9,658

Net cash provided by operating
activities                               21,850        21,259

Cash flows from investing activities:
Fixed asset expenditures                (19,932)       (9,531)
Cost of purchased businesses             (1,753)       (1,783)
Sale of business                          8,013           ---
Disposals and other changes in
property, plant and equipment               365           310

Net cash used in investing
activities                              (13,307)      (11,004)

Cash flows from financing activities:
Proceeds from debt                          413            33
Payments of debt                            (63)         (684)
Issuance of common stock under
option plans                                581            85
Cash received on stock subscriptions        233           165
Cash dividends paid                      (1,567)       (1,456)

Net cash used in financing activities      (403)       (1,857)
Effect of exchange rate changes on cash      79           132

Net increase in cash and cash
equivalents                               8,219         8,530
Cash and cash equivalents at
beginning of year                        13,096         5,168

Cash and cash equivalents
at end of period                       $ 21,315      $ 13,698

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at October 28, 1995 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.Supplementary Cash Flow Information
(in thousands):

                                   October 28, October 29,
                                      1995        1994
Cash paid during the
year to date period for:
Interest                              2,611      2,658
Income taxes (net)                   12,653      7,688

Purchase of Businesses:
Fair value of assets acquired         1,753      8,868
Cash paid, net of cash acquired      (1,753)    (1,783)
Liabilities assumed                     ---      7,085


3.Business Segment Information
(in thousands):

                          Three Months Ended       Nine Months Ended
                        October 28, October 29,  October 28, October 29,
                          1995        1994          1995       1994
  Net sales:

Transportation products  79,268     67,663         243,237   187,891
Laboratory equipment     14,941     21,354          55,694    58,987

                         94,209     89,017         298,931   246,878

Operating profits*:

Transportation products   9,532     7,369           29,821    21,484
Laboratory equipment      2,517     2,660            7,066     6,261

                         12,049    10,029           36,887    27,745

Before interest and general corporate expenses.

4.Stock Dividend:

On May 22, 1995, the Company's Board of Directors declared a 10% stock dividend payable on July 10, 1995 to stockholders of record on June 23, 1995. The stock dividend increased the Company's common shares outstanding from approximately 4,888,000 to approximately 5,376,000 as of the payable date. The earnings per share, weighted average number of shares outstanding and dividends per common share amounts for all periods of financial information contained herein reflect this stock dividend.

5. Acquisitions and Divestiture:

On January 16, 1995, the Company purchased the assets of the Railroad Division of Prime Manufacturing Corporation ("Prime"), located in Oak Creek, Wisconsin. The acquisition was made for $5.9 million in cash and $25,000 (1,000 shares) of Company common stock. The Company purchased the related land and building in June, 1995 for approximately $1.0 million. Prime manufactures a wide range of engineered products for railroad locomotives, including heating, ventilating and air conditioning equipment; valves and refrigerators. Prime's products are sold to both original equipment manufacturers and the aftermarket.

On September 30, 1994, the Company purchased the North American distribution rights for its Walter Herzog GmbH ("Herzog") German subsidiary from UIC, Inc., Herzog's previous North American distributor, for $1.8 million in cash and deferred payments including $70,000 (3,000 shares) of Company common stock. The Company also formed on that date, Varlen Instruments, Inc., a wholly owned North American distributor for the products of Herzog as well as of Alcor Petroleum Instruments, Inc. and Precision Scientific Petroleum Instruments Company, two other operations of the Company.

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

On July 18, 1995, the Company sold its National Metalwares, Inc. subsidiary, a maker of tubular steel components for manufacturers of consumer durables, to a private investment group for approximately $8.5 million in cash less selling costs. Neither the acquisitions nor the divestiture were material to the Company's condensed consolidated financial statements.

6.Re-continued Operations:

On July 31, 1994, the Company re-continued its Chrome Crankshaft Co. and Chrome Crankshaft Company of Illinois subsidiaries which had been previously treated as discontinued operations. These operations were recontinued due to the termination of sale negotiations with a potential purchaser. The results of operations of these businesses, which are not material to the Company, have been included in the Company's condensed consolidated financial statements starting on July 31, 1994.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTH PERIOD
ENDED OCTOBER 28, 1995

Overview

The Company designs, manufactures and markets a diverse range of products in its transportation products and laboratory equipment business segments. These products are marketed to the railroad, heavy duty truck and trailer and automotive industries, as well as to the life sciences research and petroleum industries. The demand for the Company's products by many of these industries is affected by economic conditions in the United States and abroad. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.
Results of Operations

The Company's sales in the nine months ended October 28, 1995, were $298.9 million, up $52.1 million or 21.1% from sales of $246.9 million in the comparable 1994 period. For the quarter ended October 28, 1995, sales were $94.2 million, up $5.2 million or 5.8% from the comparable 1994 period. Sales increased in the transportation segment in both the nine months and quarter ended October 28, 1995. Revenues declined in the laboratory equipment segment during the third quarter primarily due to the sale of a tubular metal goods subsidiary near the end of the second quarter of 1995. This business contributed sales in the 1994 third quarter of $6.0 million.

Net earnings for the first nine months of 1995 were $16.3 million or $2.19 on a fully diluted basis. This represented a 40.6% increase over the $11.6 million or $1.65 per fully diluted share earned in the first three quarters of 1994. During the third quarter ended October 28, 1995, net earnings were $5.2 million, or $.70 per share on a fully diluted basis, compared to $4.2 million or $.60 per share on a fully diluted basis in the 1994 period. All per share amounts reflect a 10% stock dividend paid on July 10, 1995 to stockholders of record on June 23, 1995. Following the trend in revenues in the quarter ended October 28, 1995, earnings increased in the transportation products segment but decreased in the laboratory equipment segment compared to the 1994 periods due to the disposition discussed above.

On a business segment basis, revenues in the transportation products segment for the quarter and nine months ended October 28, 1995, were $79.3 million and $243.2 million, respectively, as compared to $67.7 million and $187.9 million, respectively, in the comparable prior year periods. During the 1995 periods, the heavy duty truck and trailer business had increased sales as a result of new products and increased demand. Additionally, sales to the Company's second largest truck customer increased significantly. Railroad operations also had increased revenues during the 1995 quarter and nine-month period as a result of acquisitions in late 1994. Sales declined somewhat in the automotive operation as selected low margin work was eliminated. Operating profit at the transportation products segment in the third quarter of 1995 increased 29% to $9.5 million (12.0% of segment sales) compared to $7.4 million (10.9% of segment sales) in the comparable 1994 period as higher product sales in the heavy duty truck/trailer and railroad operations, as well as improved product mix in the automotive business resulted in increased profitability across all business areas. Operating profit increased for similar reasons during the first nine months of 1995 to $29.8 million (12.3% of segment sales) compared to $21.5 million (11.4% of segment sales) in the 1994 year-to-date period.

Sales in the laboratory equipment segment for the quarter and nine months ended October 28, 1995, decreased to $14.9 million and $55.7 million, respectively, compared to $21.4 million and $59.0 million, respectively, in the 1994 periods. This segment's decrease in revenues in both periods resulted principally from the divestiture of the tubular metal goods subsidiary. However, sales of petroleum analysis instruments increased during both periods, partially offsetting a decline in sales of research laboratory appliances. Operating profit for the laboratory equipment segment for the first nine months of 1995 increased to $7.1 million (12.7% of segment sales) compared to $6.3 million (10.6% of segment sales) in the prior year's period. For the 1995 third quarter, operating earnings of $2.5 million (16.9% of segment sales) compared to $2.7 million (12.5% of segment sales) in the prior year quarter. Excluding the effect of the second quarter disposition, earnings from comparable businesses in the 1995 third quarter were slightly above the prior year's quarter while on a nine-month year-to-date basis earnings were significantly higher in 1995 than in 1994. The significant increase in the operating margin percentage during the 1995 third quarter resulted from not including any sales or earnings from the previously sold low margin tubular metal goods business. During the quarter and nine-month period ended October 28, 1995, earnings of this segment compared to the prior year's period benefited from currency translation by $98,000 and $303,000, respectively.

Consolidated gross margin on a year-to-date basis increased to 25.1% in 1995 from 24.0% in 1994 and for the third quarter of 1995, increased to 25.1% from 23.6% in 1994. In both periods, the transportation products segment gross margin increased due to improvements in the automotive business offset partially by declines in the heavy duty truck and trailer business. The laboratory equipment segment gross margin increased substantially in both periods as a result of the sale of the low margin tubular metal goods business in the second quarter. Raw material prices were not significantly different in the 1995 periods compared to 1994.

Selling, general and administrative expenses were $42.8 million and $35.3 million in the first nine months of 1995 and 1994, respectively, or 14.3% of sales in both periods. During the third quarter of 1995, selling, general and administrative expenses were $13.4 million, or 14.2% of sales compared to the 1994 amount of $12.5 million, or 14.1% of sales. In the transportation segment, selling, general and administrative expenses were relatively equivalent as a percent of sales in both 1995 periods compared to 1994. In the laboratory equipment segment, selling, general and administrative expenses increased as a percent of sales during both 1995 periods compared to 1994 as a result of the sale of the tubular metal goods business which had low selling, general and administrative costs.

Gross interest expense for the quarter and nine months ended
October 28, 1995, was $1.3 million and $3.9 million, respectively, compared to $1.4 million and $4.0 million for the prior year's comparable periods. Interest expense reflected level interest rates on similar borrowings.

Income taxes were provided at an effective rate during the 1995 quarter and nine-month period of 43.5%, compared to 41.4% and 42.9% in the comparable 1994 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations and state income taxes.

Capital Resources and Liquidity

During the nine-month period ended October 28, 1995, the Company generated $21.9 million of cash from operating activities. As of October 28, 1995, the Company's working capital was $69.0 million, its total assets were $233.3 million, its total debt, excluding current portion, was $73.1 million and its stockholders' equity was $96.3 million.

Investing activities during the nine-month period ended October 28, 1995 included capital expenditures of $19.9 million. The capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency but also included costs for equipping a facility acquired in March 1995 that is expected to begin production on approximately February 1, 1996.

To support its investing activities, the Company has an $80 million revolving credit agreement which was initially to expire on December 6, 1997 but has now been extended to December 6, 1998. This credit facility will be used by the Company as the principal source of acquisition financing. At October 28, 1995, the Company had no debt outstanding under this credit facility. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs and capital expenditures.

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


                                  Varlen Corporation
                                  (Registrant)



December 4, 1995              By:  /s/ Richard A.Nunemaker
                                   Richard A. Nunemaker
                                   Vice President, Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)




EXHIBIT INDEX


Exhibit No.                                             Page No.


11     Computation of Per Share Earnings                  14


27     Financial Data Schedule                            15