Form 10-K405
period 1996-01-31
VARLEN CORP
filed 1996-04-25
CIK 103071

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended January 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                 to
                               ----------------   ------------------

                            Commission file number 0-5374

                                 VARLEN CORPORATION
- --------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

             DELAWARE                                13-2651100
    -------------------------------              ------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

         55 Shuman Boulevard
           P. O. Box 3089
           Naperville, Illinois                       60566-7089
      ---------------------------------          ------------------
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (708) 420-0400

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
               NONE                                        NONE
         -------------------                     ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, PAR VALUE $.10 PER SHARE
                    ----------------------------------------------
                                   (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 1, 1996, was $108,494,682.

The number of outstanding shares of the Registrant's Common Stock, par value $.10 per share, as of the close of business on April 1, 1996, was 5,306,466 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

1.  The Registrant's 1995 Annual Report to Stockholders is incorporated herein
    by reference to the following extent:   Industry Segments and Officers into
    Part I; and Quarterly Market and Dividend Information, Summary of Operations, Summary of Financial Condition, Shares Listed, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows with related Notes and Independent Auditors' Report into Part II.

2. The Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1996, is incorporated herein by reference to the following extent: The information set forth under the captions, Election of Directors, Executive Compensation and Pension Plans, Compensation Committee Interlocks and Insider Participation and Security Ownership of Certain Beneficial Owners and Management into Part III.

                                        PART I

Item I.  BUSINESS

GENERAL

    Varlen Corporation (the "Registrant") designs, manufactures and markets engineered industrial products primarily for specialized applications in the transportation and analytical instruments markets. The Registrant's principal business strategy is to employ its product development capabilities, advanced manufacturing processes and marketing skills in market niches where the Registrant can achieve a market leadership position. The Registrant's operations are conducted primarily through subsidiaries and divisions that are relatively autonomous, while its small corporate headquarters staff oversees financial controls and provides strategic direction. Management continually emphasizes improvements in quality, product performance and delivery time, cost reductions and other value adding activities. Although many of the markets for the Registrant's products are mature, the Registrant seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its distribution networks. In addition, the Registrant's development efforts increasingly focus on new products specifically designed for international markets.

DEVELOPMENT OF THE COMPANY

    The Registrant was founded in 1969 by The Dyson-Kissner-Moran Corporation ("DKM") for the purpose of acquiring and managing businesses which manufacture products for industrial markets. The Registrant's original business produced parts for the railroad industry; however, over the years the Registrant diversified its operations to serve many markets. Since 1984, the Registrant has sold or discontinued smaller businesses, heavily construction-related or bid businesses and businesses manufacturing commodity products where the Registrant could not apply its design, manufacturing or marketing skills to create a competitive advantage. Businesses acquired since 1985 include the Registrant's entire heavy-duty-truck component, automotive parts, laboratory appliance and instrument businesses as well as additional domestic and foreign railroad component businesses. Although each of these businesses presents unique design and marketing challenges, they each employ basic manufacturing processes, such as machining, forging, casting, metal forming, welding and plastic molding, that have historically been at the core of the Registrant's operations. In 1993, the Registrant purchased all of its outstanding stock owned by DKM.

    The following sets forth certain basic information with respect to the Registrant's current businesses, which are divided into two industry segments: transportation products and analytical instruments.

PRODUCTS AND PRIMARY MARKETS

TRANSPORTATION PRODUCTS

HEAVY-DUTY TRUCKS AND TRAILERS - These products are sold primarily to North American Class 8 truck and over-the-road trailer manufacturers. The primary products are aluminum permanent mold and die-casted products including axle hubs, suspension brackets, transmission housings, spring brake flanges and pistons, and structural molded products including door sill assemblies, instrument panels and sleeper cab accessories.

RAILROAD - These products are sold in global markets to locomotive and railcar manufacturers, railroads and railcar maintenance facilities, lessors, and track maintenance contractors. The primary products are hydraulic cushioning devices, draft gears, buffers and discharge gates for railcars, and HVAC systems, draft gears, valves and toilets for locomotives. Additional products include remanufactured crankshafts and camshafts along with railroad track fastener systems.

AUTOMOTIVE - These products are sold primarily in North American markets to original equipment automotive manufacturers, tier one suppliers and aftermarket transmission rebuilders for use on cars and light trucks. The primary products are automatic transmission reaction plates, steering column components, transmission components, seat frame brackets and other precision stamped metal components and weldments.

ANALYTICAL INSTRUMENTS

PETROLEUM INSTRUMENTS - These products are sold worldwide to oil refineries, petrochemical plants, petroleum transporters, and large users of distillate products. The primary products are automated laboratory quality control instruments, on-line process analyzers, manual and semi-automatic physical property analyzers, portable optoelectronic analyzers, certification samples and petroleum testing services.

CONSTANT TEMPERATURE APPLIANCES - These products are sold worldwide to industrial, governmental, educational and clinical research and development laboratories. The primary products are waterbaths, incubators, ovens and autoclaves.

TRANSPORTATION PRODUCTS

    In the transportation products segment, the Registrant serves three basic markets: the heavy-duty truck and trailer industries, the railroad industry and the automotive industry.

    HEAVY-DUTY TRUCKS AND TRAILERS

    The Registrant designs, manufactures and markets lightweight components for heavy-duty over-the-road trucks and trailers. The customer base for these products is original truck and trailer manufacturers and tier 1 component manufacturers. Cast aluminum products offer cost advantages over forged aluminum and significant weight saving advantages over steel without sacrificing strength. Due to U.S. highway weight regulations, lightweight components can be an important consideration for heavy payload haulers. By saving on their truck weight, haulers can carry an increased payload or, alternatively, increase fuel efficiency.

    The Registrant's truck component business has benefited from its new product development, its customer base expansion and increased penetration with key customers, such as Freightliner, who has been increasing its market share in this industry, and PACCAR. With certain of these customers, the Registrant has been able to establish itself as a sole source supplier of certain components.
A significant source of future growth in this business is expected to come from structural molded plastic components for the interiors of heavy-duty trucks. During fiscal 1994, the Registrant received multi-year contracts from Freightliner, its largest customer, which could add $30 to $35 million in incremental annual sales by 1998 at estimated industry production levels. To meet the demand for these contracts, the Registrant purchased and equipped an additional plant facility during 1995 which began production in the first quarter of fiscal 1996.

    The Registrant's heavy-duty truck products compete with similar products on quality, engineering expertise, delivery and price. These products compete with products that are functionally similar but are manufactured from different materials or using different industrial processes. The Registrant believes that its ability to offer products that are designed and engineered to solve customer problems is a significant factor in establishing and maintaining these customer relationships and enhancing its opportunities for expansion in export markets.

    RAILROAD

    Among the products manufactured by the Registrant for the railroad industry are hydraulic cushioning and draft gear shock absorption devices; heating, ventilating and air conditioning equipment; rail anchors; buffer housings and brake block holders; hopper car outlet gates; and valves and toilets. The Registrant's most extensive line of products is its hydraulic cushioning and draft gear shock absorption devices, which are designed to minimize or prevent the damage that locomotives and freight cars and their cargo can incur during coupling and normal operations. The Registrant believes that it is the only company which offers railroads a complete range of such devices utilizing hydraulic, steel friction and synthetic elastomer technologies. Hydraulic cushioning devices weigh between 400 and 1200 pounds and are between three and five feet in length. Hydraulic cushioning is the preferred method of protecting high value freight (such as automobiles, paper, and construction products) from damage during shipment. The Registrant believes it is the leading producer of hydraulic cushioning devices for North American railroads. Draft gears weigh between 150 and 700 pounds and are between one and three feet in length. The Registrant's draft gears are used on locomotives and rail cars transporting less easily damaged goods (coal, ore, grains, etc.), where such devices serve to protect the rail cars themselves from damage. The Registrant provides shock absorption devices to builders of new freight cars and locomotives and also refurbishes and retrofits devices already in service, including models originally manufactured by others.

    Through ongoing product development, the Registrant is committed to expanding its market share in both the North American and international railroad industries. Currently, the Registrant is focusing on opportunities in Europe, Asia, the former Soviet Union and other international markets. The Registrant believes that its experience and technological leadership in the North American railroad freight market can be successfully transferred to international markets. As the European community opens its borders, European rail hauls are expected to become longer and use heavier freight cars, requiring more sophisticated shock absorption products. A French railroad component manufacturer acquired by the Registrant in mid-1994 improves the Registrant's access into the European railroad market place.

    In recent years, North American railroads have been increasing their share of the freight transportation market; however, many of the major railroads have recently slowed spending on their fleet and rail maintenance due to industry consolidation. In spite of the recent industry consolidation, the Registrant believes that the continuing increase in the railroads share of the freight transportation market should continue to create demand for the Registrant's products as new locomotives and rail cars are built, old locomotives and rail cars are refurbished and the railroads expend funds to maintain and improve their tracks. In order to take full advantage of this increased demand for railroad products, the Registrant acquired at the end of fiscal 1994 a manufacturer of engineered products for railroad locomotives, including heating, ventilating and air conditioning equipment, valves, toilets and refrigerators. As freight railroad systems are expanded and updated throughout the world, the Registrant believes that its wide-range of highly engineered products should be well positioned to meet the growing demand. A recent development is the receipt of an initial order for $500,000 of locomotive air conditioning systems from the Rail Ministry of the Peoples Republic of China ("China") which will begin shipment early in 1996.
Discussions are under way for future contracts with China including a joint venture.

    The Registrant is also a leading producer of rail anchors for North
American railroads and believes it offers the broadest range of styles and sizes of these products. Rail anchors are precision, forged steel devices which are attached directly to the rail track and are designed to prevent the rail from longitudinal movement or buckling as a result of traffic and temperature conditions. Approximately 5,000 to 8,000 rail anchors are used per mile of track. Rail anchors are manufactured to customer orders, usually in large numbers requiring careful production scheduling, and are required to meet specifications of organizations such as the Association of American Railroads. The Registrant also produces outlet gates designed to permit the discharge of a commodity from a covered hopper car, and is a remanufacturer of crankshafts and camshafts for locomotives and large stationary engines for North American railroads, locomotive rebuilders and marine and industrial engine rebuilders.

    In the railroad products portion of its business, the Registrant's products compete on engineering features, quality, service and price. There are a small number of competitors in each of the above described markets. New competitors in the Registrant's rail products markets have been discouraged from entering these markets because of the relatively large capital investment required, the time it takes to receive railroad approval of particular designs and products and the relatively mature status of these markets. However, the existing competitors in these markets continue to compete intensely.

    AUTOMOTIVE

    For the automotive industry, the Registrant produces precision stamped metal components for use in engine, steering, transmission and seating systems. The Registrant's ability to design and engineer tight tolerance components that can be manufactured in high volume with high quality ratings has enabled it to become a direct supplier to original equipment manufacturers, principally divisions of General Motors Corporation ("GM"), Chrysler Corporation ("Chrysler") and Ford Motor Company ("Ford"). The Registrant also sells automotive parts to both U.S. and foreign-owned manufacturers that sell directly to GM, Chrysler, Ford and U.S. production facilities of foreign-owned automobile manufacturers. While the Registrant produces parts for all North American GM passenger vehicles, the principal GM platforms for the Registrant's automotive products consist of light trucks, vans, sport utility vehicles and rear-wheel drive passenger cars. Parts are also produced for many Chrysler products including the "LH" and "Neon" programs and the Cirrus and Stratus models, and for many Ford products.


    The Registrant's automotive business has been helped by providing parts for popular new models and platforms. Among the Registrant's principal automotive products are steel reaction plates that are used in automobile and light truck transmissions, including mini-vans and sport utility vehicles whose sales have increased as a percentage of the overall passenger vehicle market. In addition, an increased focus on export sales has resulted in the Registrant receiving a large order in 1996 to supply automobile transmission reaction plates to a GM transmission facility in France beginning in late 1996. This order is expected to amount to $2.5 million in sales annually.
    Competition for the sale of these products is intense, coming from numerous companies, including divisions of automobile manufacturers, which have comparable facilities and greater financial and other resources than the Registrant. The Registrant competes for sales of these products on quality, just-in-time delivery and price.

    OTHER INFORMATION

    Marketing of the Registrant's transportation products is done through sales personnel employed by the Registrant and independent sales representatives. Each product group is sold through separate marketing and distribution channels to a different customer base.

    The primary materials used for the manufacture of products in the transportation products segment are cold rolled and hot rolled steel, special alloy steel, bar, castings, forgings, tubing and rod, aluminum ingots and plastic resin. The Registrant has not experienced significant difficulties in obtaining such materials, although long lead times exist for certain steel products. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations, consist primarily of heavy-duty forging and heat-treating equipment, metal cutting machine tools, heavy-duty metal stamping equipment, welding equipment, injection molding presses, casting equipment, tools, dies, furnaces, molds, painting and plating equipment.

    Backlog for this industry segment was $60.2 million, $68.3 million and $46.2 million as of January 31, 1996, January 31, 1995 and January 31, 1994, respectively. All of the current backlog is expected to be filled during the current fiscal year.

    Sales of transportation products to Freightliner amounted to 15%, 15% and 14% of total sales in 1995, 1994 and 1993, respectively. Sales of transportation products to GM amounted to 10% and 11% of total sales in 1994 and 1993, respectively. In addition, the Registrant's sales of shock absorption devices and related parts for railroad freight cars and locomotive engines accounted for 11%, 13% and 14% of the Registrant's total sales in 1995, 1994 and 1993, respectively, and the Registrant's sales of aluminum hubs and hub assemblies accounted for 14%, 10% and 9% of the Registrant's total sales in 1995, 1994, and 1993, respectively.

ANALYTICAL INSTRUMENTS

    In the analytical instruments segment, the Registrant produces the following categories of products: petroleum analysis instruments and related services and laboratory appliances.

    PETROLEUM ANALYSIS INSTRUMENTS AND RELATED SERVICES

    The Registrant designs, manufactures and markets instruments which analyze the physical properties of petroleum, such as freeze point, flash point, pour point, viscosity and vapor pressure; engages in the testing of petroleum products; and sells petroleum product reference samples. The instruments, testing services and reference samples are used for quality assurance purposes to test for compliance with industry standards and to enhance refinery efficiency. These products and services are used in petroleum refineries and by end-users of petroleum products. The instruments consist of on-line process analyzers and automatic and manual laboratory analyzers. The on-line analyzers are used to help control the refining process, by constantly sampling the stream of petroleum products to provide data which assists in the fine-tuning of the refining process. The automatic and manual laboratory analyzers are used off-line to test petroleum samples for certain properties such as flash point, pour point, cloud point, distillation and thermal oxidation. Testing services are provided at the Registrant's in-house facility which tests customer's petroleum products for thermal stability and viscosity. Petroleum reference samples are used to calibrate petroleum analyzers to proper specifications. In 1995, the Registrant entered into a strategic alliance with Boston Advanced Technologies, Inc., a leader in the design of mid-range infrared spectroscopic instruments, to complement its technology base and extend the range of products offered through its distribution channels.

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

    LABORATORY APPLIANCES

    The Registrant designs, manufactures and markets laboratory appliances for the life sciences industry, which include water baths, ovens, micro-biological and cell biology incubators, autoclaves, safety refrigerators and vacuum pumps. These products are designed primarily to provide constant temperature conditions for organic research materials. These products are sold under well established brand names, such as "Precision-TM-" and "NAPCO-TM-". The Registrant's laboratory appliances are marketed domestically and internationally, primarily through two major distributors (Fisher Scientific and VWR Scientific). This market consists of industrial, educational, clinical and governmental laboratories. The Registrant's marketing staff provides sales support to the Registrant's distributors. Because laboratory appliances of the type produced by the Registrant are primarily used by life sciences research projects, the level of governmental and private sector spending for research affects sales of the Registrant's laboratory appliances. The Registrant believes that a moderation in pharmaceutical and biotechnology research in recent years has been an important factor affecting sales of the Registrant's laboratory appliances.

    Since the acquisition of the laboratory appliance business, the Registrant has invested in re-engineering and updating its products and production techniques in order to improve product quality, shorten production cycle time and lower manufacturing costs. In recent years, emphasis has been placed on international markets, including direct export sales and sales to U.S. distributors for foreign end-users. The Registrant's laboratory appliance business competes on product quality, features, reliability, delivery and price. User brand preference and the ability to maintain strong relationships with its distribution system and to provide customer service are of prime competitive importance as there is significant worldwide competition from several companies that specialize in the production of similar products in this fragmented industry. The Registrant is currently seeking a buyer for this business to allow it to focus more on its core businesses.

    OTHER INFORMATION

    The primary materials used for the manufacture of the products in this segment are stainless steel, cold rolled carbon steel and electronic components. The Registrant has not experienced any difficulties in obtaining such materials. Marketing of these products is done through company sales personnel, independent sales representatives and distributors throughout the U.S. and international markets. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations, consist primarily of metal forming, fabrication, welding, and painting equipment, together with a complement of tools, dies, jigs and gauges.

    Backlog for this industry segment was $4.6 million, $6.6 million and $4.1 million as of January 31, 1996, January 31, 1995 and January 31, 1994, respectively. The backlog at January 31, 1995 and 1994 excludes the backlog for the Registrant's tubular steel components operation which was sold in 1995. All of the current backlog is expected to be filled during the current fiscal year.

EXPORT SALES

    Export sales from the Registrant's United States operations were 10%, 8% and 7%, respectively, of consolidated net sales in 1995, 1994 and 1993.

RESEARCH AND DEVELOPMENT

    In 1995, 1994 and 1993, the Registrant spent $5.9 million, $4.4 million and $4.3 million, respectively, on research and development activities, all of which was Registrant sponsored. Of these amounts, research and development spending on new products was $3.1 million, $2.1 million and $1.8 million for 1995, 1994 and 1993, respectively.

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

SEASONALITY

    In non-recessionary times, the Registrant's first quarter has historically been the strongest quarter of the year. During the second and fourth quarters, the Registrant traditionally encounters scheduled shutdowns and slowdowns at customers' manufacturing plants.

EMPLOYEES

    As of January 31, 1996, the Registrant employed a total of 2,214 persons, 1,827 of whom were employed in its Transportation Products segment, 369 of whom were employed in its Analytical Instruments segment and 18 of whom were employed at the Registrant's corporate headquarters. Of the employees employed by the Transportation Products and Analytical Instruments segments, 765 and 142, respectively, are covered by collective bargaining agreements. The Registrant believes it has a good working relationship with its employees.

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

    Compliance with these environmental laws and regulations has not had, nor is it expected to have, a material effect on the Registrant's earnings, competitive position or capital expenditures through fiscal 1997. The amount of capital expenditures expected to be spent on environmental compliance costs in fiscal 1996 and 1997 are approximately $135,000 and $152,000, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Officers" on the inside back cover of the Registrant's 1995 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 2.       PROPERTIES

The following table sets forth certain information with respect to the principal properties of the Registrant. The expiration date of each applicable lease is given for leased properties; all other properties are owned. Unless otherwise noted, all properties are manufacturing facilities.


                                            EXPIRATION DATE     APPROXIMATE
                            APPROXIMATE        OF LEASE           CAPACITY
OPERATION                   SQUARE FEET     (IF APPLICABLE)    UTILIZATION(1)
- ---------                   -----------     ---------------    --------------
 Executive Office              10,000(2)         10/15/97          N/A
 Naperville, IL

TRANSPORTATION PRODUCTS
- -----------------------
 Portland, OR                 179,000            N/A               75%
 Clackamas, OR                 55,000            N/A               85%
 Bryson City, NC              160,000            N/A               N/A(3)
 Cashiers, NC                  94,000            N/A               85%
 Monroe, NC                   103,000            N/A               90%
 Saginaw, MI                   77,000            N/A               65%
 Melvindale, MI                45,000            N/A               60%
 Vassar, MI                    76,000            N/A               70%
 Camp Hill, PA                 95,000            N/A               48%
 McPherson, KS                 94,000            N/A               48%
 Ploermel, France              70,000            N/A               60%
 Oak Creek, WI                 72,000            N/A               40%
 Bell Gardens, CA              18,000            N/A               50%
 Chicago, IL                   32,000            N/A               50%
 Atchison, KS                  60,000            N/A               46%

ANALYTICAL INSTRUMENTS
- ----------------------
 Bellwood, IL                  35,000            5/31/96           30%
 San Antonio, TX               28,000            4/30/99           65%
 Lauda, Germany                24,000            N/A               21%(4)
 Chicago, IL                  125,000            9/15/97           50%


(1)  Full capacity being deemed a 24 hour day, 7 day week for this purpose.
(2)  Office space.
(3) Location purchased in March 1995. Production began in the first fiscal quarter of 1996.
(4)  Full capacity is based on German employment laws.
N/A - Not Applicable.

Item 3.       LEGAL PROCEEDINGS

Not applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                       PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Reference is made to the information set forth under the captions "Quarterly Market and Dividend Information" and "Shares Listed" in the Registrant's 1995 Annual Report to Stockholders, which information is hereby incorporated herein by reference. Note: The information contained under the caption "Quarterly Market and Dividend Information" in the Registrant's 1995 Annual Report includes over-the-counter market quotations which reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6.       SELECTED FINANCIAL DATA

Reference is made to the information set forth under the captions "Summary of Operations" and "Summary of Financial Condition" in the Registrant's 1995 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's 1995 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                       PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1996, which information is hereby incorporated herein by reference, and to the information set forth under the caption "Executive Officers of the Registrant", which appears as a separate item immediately preceding Item 2 included in PART I hereof, which information is hereby incorporated herein by reference.

None of the executive officers bear any family relationship to one another. The executive officers of the Registrant are elected annually by the Board of Directors.

Item 11.      EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1996, which information is hereby incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1996, which information is hereby incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                       PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)  (1),
    (a)  (2)
     &   (d)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
              The consolidated financial statements, together with the related notes and supporting schedule filed as part of this Form 10-K, are listed in the accompanying Index to Consolidated Financial
              Statements and Schedule.

         (b)  REPORTS ON FORM 8-K

    None
    (a)  (3)
     &   (c)  EXHIBITS

              Set forth below is a list of the Exhibits to this Form 10-K in accordance with the requirements of Items 14(a) (3) and (c) of Form 10-K and Item 601 of Regulation S-K:

 (3)     (i)  Registrant's Articles of Incorporation, as amended through May
              26, 1987 (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988) and as further amended through June 17, 1993.

         (ii) Registrant's By-laws, as amended through November 20, 1995.

    (4) (a) Revolving Credit Agreement by and among the Registrant, the Borrowing Subsidiaries, the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of December 6, 1993 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

         (b) First Amendment to the Revolving Credit Agreement dated as of March 17, 1995.

         (c) Consents for the extension of the Revolving Credit Agreement to December 6, 1998.

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

         (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective July 1, 1994 (incorporated herein by reference to Exhibit (10) (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

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

         (j) Trust Indenture for the Registrant's $69,000,000 61/2% Convertible Subordinated Debentures Due 2003 from the Registrant to the Harris Trust and Savings Bank (incorporated herein by reference to Exhibit (4) to the Registrant's Report on Form 8-K dated May 27, 1993).

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

         (n) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994 (incorporated herein by reference to Exhibit
              (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

    (11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1996, 1995 and 1994.

    (13)      1995 Annual Report to Stockholders.

    (21)      List of Subsidiaries.

    (23)      Consent of Deloitte & Touche LLP.

    (24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1995 Annual Report on Form 10-K.

    (27)      Financial Data Schedule.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VARLEN CORPORATION
                                          (Registrant)



                                       By:  /S/ RICHARD A. NUNEMAKER
                                            ------------------------
                                            Richard A. Nunemaker
                                            Vice President, Finance and
                                            Chief Financial Officer


Dated: April 25, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                                   DATE
- ---------                         -----                                   ----

/S/ RICHARD L. WELLEK        President, Chief Executive         April 25, 1996
- ---------------------        Officer and Director
Richard L. Wellek            (Principal Executive Officer)






/S/ RICHARD A. NUNEMAKER     Vice President, Finance             April 25, 1996
- ------------------------     and Chief Financial Officer
Richard A. Nunemaker         (Principal Financial Officer and
                             Principal Accounting Officer)

SIGNATURE                                                             DATE
- ---------                                                             ----

/S/ RICHARD A. NUNEMAKER                                         April 25, 1996
- ------------------------
Richard A. Nunemaker
as attorney-in-fact for
Rudolph Grua, Director


/S/ RICHARD A. NUNEMAKER                                         April 25, 1996
- ------------------------
Richard A. Nunemaker
as attorney-in-fact for
Ernest H. Lorch, Director


/S/ RICHARD A. NUNEMAKER                                         April 25, 1996
- ------------------------
Richard A. Nunemaker
as attorney-in-fact for
L. William Miles, Director


/S/ RICHARD A. NUNEMAKER                                         April 25, 1996
- ------------------------
Richard A. Nunemaker
as attorney-in-fact for
Greg A. Rosenbaum, Director


/S/ RICHARD A. NUNEMAKER                                         April 25, 1996
- ------------------------
Richard A. Nunemaker
as attorney-in-fact for
Joseph J. Ross, Director


/S/ RICHARD A. NUNEMAKER                                         April 25, 1996
- ------------------------
Richard A. Nunemaker
as attorney-in-fact for
Theodore A. Ruppert, Director

                                 VARLEN CORPORATION
                                  AND SUBSIDIARIES


                              Annual Report (Form 10-K)

                   Consolidated Financial Statements and Schedule

                          Submitted in Response to Item 14

                    Years ended January 31, 1996, 1995 and 1994

                                 VARLEN CORPORATION
                                  AND SUBSIDIARIES

               Index to Consolidated Financial Statements and Schedule

CONSOLIDATED FINANCIAL STATEMENTS
    INCORPORATED BY REFERENCE

The consolidated balance sheets of the Registrant and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of earnings, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended January 31, 1996, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, all contained in the Registrant's 1995 Annual Report to Stockholders, are incorporated herein by reference thereto. The following additional consolidated financial information should be read in conjunction with the consolidated financial statements in such 1995 Annual Report to Stockholders. All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ADDITIONAL CONSOLIDATED FINANCIAL INFORMATION

    -     Schedule:

       -  II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Varlen Corporation
Naperville, Illinois

We have audited the consolidated financial statements of Varlen Corporation and subsidiaries as of January 31, 1996 and 1995, and for each of the three years in the period ended January 31, 1996, and have issued our report thereon, dated March 4, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Varlen Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

March 4, 1996
Chicago, Illinois

                                                                    Schedule II
                                  VARLEN CORPORATION
                                   AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

                         Three years ended January 31, 1996
                                   (in thousands)


                                            Additions
                             Balance at     charged to                       Balance
                             beginning      costs and                        at end
Description                  of period      expenses       Deductions        of period
- -----------                  ---------      ---------      ----------        ---------
Allowance for doubtful
accounts (deducted from
accounts receivable):

Year ended 1/31/96           $1,318         $  407         $  407(a)         $1,318
Year ended 1/31/95            1,207            371            260(a)          1,318
Year ended 1/31/94            1,826            256            875(a)          1,207

Allowance related to
deferred tax assets:

Year ended 1/31/96           $2,013         $  355         $  798(c)(d)      $1,570
Year ended 1/31/95            1,465            868(b)(d)      320(c)(d)       2,013
Year ended 1/31/94            1,423             42              ---           1,465


(a) Write-offs, net of recoveries, foreign currency translation adjustments and reserves related to certain companies disposed of during the period.

(b) Includes $748 related to acquired net operating losses.

(c) Current and projected utilization and current expiration of acquired operating losses.

(d) The amounts were offset against goodwill and not net earnings.

                                  INDEX TO EXHIBITS

    (3) (i) Registrant's Articles of Incorporation, as amended through May 26, 1987 (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988) and as further amended through June 17, 1993.

         (ii) Registrant's By-laws, as amended through November 20, 1995.

    (4) (a) Revolving Credit Agreement by and among the Registrant, the Borrowing Subsidiaries, the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of December 6, 1993 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

         (b) First Amendment to the Revolving Credit Agreement dated as of March 17, 1995.

         (c) Consents for the extension of the Revolving Credit Agreement to December 6, 1998.

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

         (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective July 1, 1994 (incorporated herein by reference to Exhibit (10) (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

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

         (n) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994 (incorporated herein by reference to Exhibit
              (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

    (11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1996, 1995 and 1994.

    (13)      1995 Annual Report to Stockholders.

    (21)      List of Subsidiaries.

    (23)      Consent of Deloitte & Touche LLP.

    (24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1995 Annual Report on Form 10-K.

    (27)      Financial Data Schedule.