Form 10-Q
period 1996-05-04
VARLEN CORP
filed 1996-06-12
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 4, 1996
                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number  0-5374

VARLEN CORPORATION
(exact name of registrant as specified in its charter)

DELAWARE                                   13-2651100
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Yes  X                         No

At June 3, 1996, approximately 5,768,000 shares, par value $.10 per share, of common stock of the Registrant were outstanding. This amount reflects a 10% stock dividend declared by the issuer on May 29, 1996 to holders of record on July 1, 1996. See Note 4 to the condensed consolidated financial statements.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)
                                      May 4,         January 31,
                                      1996              1996

Assets
Cash and short-term investments       19,795            22,915

Accounts receivable, less             46,412            43,297
allowance for doubtful
accounts of $1,152 and $1,318

Inventories:
Raw materials                         19,489            18,230
Work in process                        9,172             8,760
Finished goods                         8,819             9,501
                                      37,480            36,491
Deferred and refundable income
taxes                                  4,344             4,344
Other current assets                   3,977             4,467
Total current assets                 112,008           111,514

Property, plant, and equipment       141,946           137,279
Less: accumulated depreciation        70,341            67,604
                                      71,605            69,675
Goodwill and other intangible
assets, net                           41,985            42,837
Investments and other assets           8,525             6,848

                                     234,123           230,874
Liabilities and Stockholders' Equity
Current maturities of long-term
debt                                      62                87
Accounts payable                      22,204            20,954
Accrued expenses                      17,759            22,313
Income taxes payable                   4,176             1,116
Total current liabilities             44,201            44,470

Long-term debt:
Convertible subordinated
debentures                            69,000            69,000
Other long-term debt                   4,403             4,398
Total long-term debt                  73,403            73,398

Deferred income taxes                  4,522             4,539
Other liabilities                     10,598            10,514

Common stock                             541               541
Other stockholders' equity
(note 4)                             100,858            97,412

                                     234,123           230,874

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)
                                              Three Months Ended

                                              May 4,    April 29,
                                                1996       1995

Net sales                                      91,975     106,969

Cost of sales                                  68,178      79,611

Gross profit                                   23,797      27,358

Selling, general and administrative
expenses                                       14,254      15,289

Interest expense, net                           1,053       1,173

Earnings before income taxes                    8,490      10,896

Income taxes                                    3,668       4,740

Net earnings                                    4,822       6,156

Earnings per share (note 4):

Primary                                          0.79        1.01

Fully diluted                                    0.60        0.75

Weighted average number of shares
outstanding - primary (note 4)                  6,095       6,101

Weighted average number of shares
outstanding - fully diluted (note 4)            9,159       9,166

Dividends per common share (note 4)              0.09        0.08

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)
                                          Three Months Ended
                                         May 4,       April 29,
                                          1996           1995

Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings                              4,822          6,156
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
Depreciation                              2,896          2,923
Amortization                                576            613
Deferred income taxes                        17            (29)
Change in assets and liabilities net
of effects from purchased businesses:
Accounts receivable, net                 (3,262)        (5,381)
Inventories                              (1,151)          (131)
Refundable income taxes                     ---              6
Other current assets                        485           (866)
Accounts payable                          1,489            784
Accrued expenses                         (4,300)        (2,486)
Income taxes payable                      3,066          3,622
Other noncurrent assets                    (128)           876
Other noncurrent liabilities                 89            216

Total adjustments                          (223)           147
Net cash provided by operating
activities                                4,599          6,303

Cash flows from investing activities:
Fixed asset expenditures                 (4,983)        (6,637)
Investments                                (478)           ---
Sale of business                            ---            ---
Disposals and other changes in
property, plant and equipment                (6)            48

Net cash used in investing activities    (5,467)        (6,589)

Cash flows from financing activities:
Proceeds from debt                           26            468
Payments of debt                           (134)           (19)
Issuance of common stock under option
plans                                        32             62
Cash received on stock subscriptions         78             77
Purchase of treasury stock               (1,666)           ---
Cash dividends paid                        (530)          (486)

Net cash (used in)/provided by
financing activities                     (2,194)           102

Effect of exchange rate changes
on cash                                     (58)           152

Net decrease in cash and short-term
investments                              (3,120)           (32)
Cash and short-term investments at
beginning of year                        22,915          13,096

Cash and short-term investments
at end of period                         19,795          13,064

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at May 4, 1996 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Supplemental Cash Flow Information
     (in thousands):

                                          May 4,     April 29,
                                            1996         1995
     Cash paid during the year-
     to-date period for:

     Interest                               108           201

     Income taxes (net)                     433         1,582

3.   Business Segment Information
     (in thousands):

                                              Quarter Ended
                                      May 4, 1996   April 29, 1995
     Net sales:

     Transportation products              77,589         85,135
     Analytical instruments               14,386         21,834

                                          91,975        106,969

     Operating profits*:

     Transportation products               8,941         10,738
     Analytical instruments                2,034          2,843
                                          10,975         13,581

     *Before interest and general corporate expenses.

4.   Stock Dividend:

     On May 29, 1996, the Company's Board of Directors declared a 10% stock dividend payable on July 15, 1996 to stockholders of record on July 1, 1996. The stock dividend increases the Company's common shares outstanding from approximately 5,243,000 to approximately 5,768,000 as of June 3, 1996. The earnings per share, weighted average number of shares outstanding and dividends per common share amounts for all periods of financial information contained herein reflect this stock dividend.

5.   Divestitures:

     The Company plans to divest the laboratory equipment division of its Precision Scientific, Inc. subsidiary, a manufacturer of research laboratory appliances, subsequent to the first quarter of fiscal 1996. This division, which is being divested for strategic reasons, is included in the Company's Analytical Instruments business segment and had the following sales and operating profits:

                                      Quarter Ended
                              May 4, 1996   April 29, 1995
     Net sales                    4,643         5,622

     Operating profits              643           576


     The book value of the assets at May 4, 1996 that are to be disposed of is approximately $7.4 million. No loss is expected upon the disposition of this division.

     On July 18, 1995, the Company sold its National Metalwares, Inc. subsidiary, a maker of tubular steel components for manufacturers of consumer durables, to a private investment group for approximately $8.5 million in cash less selling costs. Net sales from this subsidiary for 1995 through the date of sale were approximately $11.0 million and were approximately $6.2 million in the first quarter of fiscal 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE-MONTH PERIOD
                        ENDED MAY 4, 1996

Overview

     The Company designs, manufactures and markets a diverse range of products in its transportation products and analytical instruments business segments. These products are marketed to the railroad, heavy-duty truck and trailer and automotive industries, as well as to the life sciences research and petroleum industries. The demand for the Company's products by many of these industries is affected by domestic as well as international economic conditions. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

     The Company's sales in the three months ended May 4, 1996, were $92.0 million, down $15.0 million or 14.0% from sales of $107.0 million in the comparable 1995 period. Sales declined in both segments.

     Net earnings for the first three months of 1996 declined 21.7% to $4.8 million from $6.2 million in the first quarter of 1995. Earnings per share were $.79 per share on a primary basis and $.60 on a fully diluted basis for the first quarter of 1996 compared to $1.01 per share on a primary basis and $.75 per share on a fully diluted basis in the first quarter of 1995. Per share amounts for 1995 have been restated to reflect a 10% stock dividend declared on May 29, 1996, payable July 15, 1996, to shareholders of record on July 1, 1996. Operating profit decreased in both segments and in the transportation segment declined proportionately more than sales decreased.

     On a business segment basis, revenues in the transportation products segment for the three months ended May 4, 1996, were $77.6 million, as compared to $85.1 million in the comparable prior year period. Sales declined in all business areas within this segment. Operating profit in the first three months of 1996 decreased 16.7% to $8.9 million (11.5% of segment sales) compared to $10.7 million (12.6% of segment sales) in the comparable 1995 period as profits increased at the automotive business but declined in the heavy-duty truck and railroad businesses.

     Heavy-duty truck and trailer industry sales were lower in the 1996 period as industry-wide sales declined. The Company's decline in sales was less than the industry decline due to stronger than industry production by the company's largest customer. During the first quarter of 1996, shipments were begun in limited quantities under a previously signed contract to provide components for a new customer truck model. An operating loss of $420,000 was incurred during the 1996 quarter at a facility that was in the start-up phase to support this new contract. Automotive industry sales were relatively level with the prior year's first quarter. However, sales at the Company's automotive components business declined due to the elimination of a selected low margin business in mid 1995 and a strike by this business' largest customer, General Motors, in the first quarter of 1996. Despite a reduction of operating income of approximately $425,000 as a result of this strike, earnings at this business improved in 1996 compared to the 1995 first quarter. Railroad industry demand as measured by new railcar builds, new locomotive builds and revenue ton miles decreased in the first quarter compared to the equivalent period in 1995. Railroad mergers and the General Motors strike, combined with poor winter weather and lower industrial production, appear to have caused the decrease. As a result of the industry conditions, sales declined at the company's railroad components business. Correspondingly, earnings declined on the lower sales levels as well as being negatively affected by approximately $250,000 of development and start-up costs related to new orders from the Chinese Rail Ministry for locomotive and railroad passenger car air conditioning units. On a selective basis, price increases were made in the transportation products segment which offset increases in certain material costs.

     Sales in the analytical instruments segment for the quarter ended May 4, 1996, decreased 34.1% to $14.4 million, compared to $21.8 million in the 1995 period. The bulk of the sales decrease resulted from the July 1995 sale of a business that generated $6.2 million of sales in the first quarter of 1995. However, sales in both remaining business areas in this segment were also lower as order patterns declined. Operating profit for the analytical instruments segment for the first three months of 1996 decreased to $2.0 million (14.1% of segment sales) compared to $2.8 million (13.0% of segment sales). Again, the greatest portion ($.6 million) of the decline resulted from the sale of the non-strategic business in July 1995. The remainder of the decline occurred in the petroleum instrumentation business. Despite lower operating profits, the operating profit margin percent increased. This resulted from the 1995 divestiture having a lower operating margin than the segment as a whole. During the quarter, the effects of foreign currency translation were not material.

     Consolidated gross margin increased slightly to 25.9% in the first quarter of 1996 from 25.6% in 1995. The transportation products segment declined in the first quarter of 1996 due in part to the start-up costs at the new truck components facility, the effect of the General Motors strike, and start-up costs on the Chinese air conditioner order. The gross margin increased at the analytical instruments business as a result of the 1995 sale of a low margin business.

     Selling, general and administrative expenses of $14.3 million or 15.5% of sales in the first three months of 1996 compared to $15.3 million or 14.3% of sales in the prior year's comparable period. In both business segments, these expenses as a dollar amount decreased while increasing as a percentage of sales. Corporate expenses were relatively level on a dollar amount basis and correspondingly increased as a percentage of sales.

     Gross interest expense for the quarter ended May 4, 1996, was $1.3 million which equated to the prior year's comparable period. Interest income increased $.1 million in the first quarter of 1996 as a result of higher cash and investment balances.

     Income taxes were provided at an effective rate during the 1996 quarter of 43.2% compared to 43.5% in the comparable 1995 period. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations and state income taxes.

Capital Resources and Liquidity

     During the three-month period ended May 4, 1996, the Company generated $4.6 million of cash from operating activities. As of May 4, 1996, the Company's working capital was $67.8 million, its total assets were $234.1 million, its total debt was $73.5 million and its stockholders' equity was $101.4 million.

     Investing activities during the three-month period ended May 4, 1996, included capital expenditures of $5.0 million. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. Through May 4, 1996, the Company had purchased 110,000 shares of its treasury stock for $2.6 million under an authorization from the board of directors for up to 500,000 shares of common stock. To support its investing activities, the Company has an $80 million revolving credit agreement which expires on December 6, 1998. This credit facility is expected to be used by the Company principally as a source of acquisition financing. At May 4, 1996, the Company had no debt outstanding under this credit facility. The company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures and scheduled debt repayments.

                  PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 29, 1996, the stockholders voted on one item. The item voted on and the results of the voting were as follows:

                             For              Withheld
1.   Elect a Board of
     Directors:
     Ernest H. Lorch      4,127,632            90,679
     Richard L. Wellek    4,127,614            90,697
     Rudolph Grua         4,212,159             6,152
     L. William Miles     4,212,159             6,152
     Joseph J. Ross       4,212,159            90,679
     Greg A. Rosenbaum    4,127,632             6,152
     Theodore A. Ruppert  4,212,159             6,152

Total number of shares eligible
to be voted at the Annual Meeting
of Stockholders                             5,306,466

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Varlen Corporation
                                            (Registrant)



June 12, 1996                       By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                       Page No.

11   Computation of Per Share Earnings              13

27   Financial Data Schedule                        14