Form 10-Q
period 1996-08-03
VARLEN CORP
filed 1996-09-16
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  August 3,1996
                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

                 Commission file number  0-5374


                      VARLEN CORPORATION
     (exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

13-2651100
(I.R.S. Employer Identification No.)


55 Shuman Boulevard, P.O. Box 3089
Naperville, Illinois
(Address of principal executive offices)
60566-7089
(Zip Code)

Registrant's telephone number including area code
(630) 420-0400

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes            X                         No

At September 1, 1996, approximately 5,754,000 shares, par value
$.10 per share, of common stock of the Registrant were outstanding.


PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)

                                                 August 3,     January 31,
                                                   1996          1996

Assets
Cash and short-term investments                    2,704         22,915

Accounts receivable, less allowance for doubtful  58,989         43,297
accounts of $1,733 and $1,318

Inventories:
  Raw materials                                   21,086         18,230
  Work in process                                 19,177          8,760
  Finished goods                                  13,586          9,501
                                                  53,849         36,491

Deferred and refundable income taxes               5,737          4,344
Other current assets                              10,058          4,467
   Total current assets                          131,337        111,514

Property, plant, and equipment                   197,021        137,279
Less: accumulated depreciation                    68,631         67,604
                                                 128,390         69,675

Goodwill and other intangible assets, net        122,534         42,837
Investments and other assets                       6,437          6,848
                                                 388,698        230,874

Liabilities and Stockholders' Equity

Current maturities of long-term debt                  65             87
Accounts payable                                  27,962         20,954
Accrued expenses                                  31,787         22,313
Income taxes payable                                 828          1,116
   Total current liabilities                      60,642         44,470

Long-term debt:
   Convertible subordinated debentures            69,000         69,000
   Other long-term debt                          117,009          4,398
Total long-term debt (notes 2 and 5)             186,009         73,398

Deferred income taxes                             16,293          4,539
Other liabilities                                 21,533         10,514

Common stock                                         577            541
Other stockholders' equity (notes 7 and 8)       103,644         97,412
                                                 388,698        230,874

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)

                               Three Months Ended      Six Months Ended
                               August 3,  July29,     August 3,  July 29,
                                1996       1995         1996       1995

Net sales                      91,025     97,753      183,000    204,722

Cost of sales                  68,546     73,675      136,724    153,286

Gross profit                   22,479     24,078       46,276     51,436

Selling, general and
administrative expenses        14,093     14,129       28,347     29,418

Gain on sale of business
(note 6)                        3,730        ---        3,730        ---

Interest expense, net           1,426      1,219        2,479      2,392

Earnings before income taxes   10,690      8,730       19,180     19,626

Income taxes                    4,790      3,797        8,458      8,537

Net earnings                    5,900      4,933       10,722     11,089

Earnings per share (note 7):

Primary                          0.98       0.80         1.77       1.81

Fully diluted                    0.73       0.60         1.33       1.35

Weighted average number of
shares outstanding - primary
(note 7)                         6,016      6,145        6,054      6,116

Weighted average number of
shares outstanding - fully
diluted (note 7)                 9,070      9,200        9,109      9,189


Dividends per common share
(note 7)                          0.09       0.09         0.18       0.17

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)


                                             Six Months Ended
                                           August 3,     July 29,
                                             1996          1995

Increase (Decrease) in Cash

Cash flows from operating activities:
Net earnings                               10,722        11,089
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
Depreciation                                6,286         5,989
Amortization                                1,105         1,215
Deferred income taxes                         354           261
Gain on sale of business (note 6)          (3,730)          ---
Change in assets and liabilities
net of effects from purchased and
sold businesses:
Accounts receivable, net                      923         2,972
Inventories                                (3,113)          440
Refundable income taxes                       ---             8
Other current assets                         (165)           52
Accounts payable                            4,306        (2,015)
Accrued expenses                           (2,877)       (2,544)
Income taxes payable                        1,793          (896)
Other noncurrent assets                      (159)          983
Other noncurrent liabilities                  830           624

Total adjustments                           5,553         7,089

Net cash provided by operating activities  16,275        18,178

Cash flows from investing activities:
Fixed asset expenditures                   (9,762)      (14,205)
Cost of purchased business, net of
cash acquired                            (143,259)       (1,003)
Proceeds from the sale of investments       4,294           ---
Sale of business                           12,474         7,949
Disposals and other changes in
property, plant and equipment                 189           315

Net cash used in investing activities    (136,064)       (6,944)

Cash flows from financing activities:
Proceeds from debt                        105,184            86
Payments of debt                           (1,393)          (43)
Issuance of common stock under option
plans                                          49           383
Cash received on stock subscriptions           78           155
Purchase of treasury stock                 (3,241)          ---
Cash dividends paid                        (1,049)       (1,022)

Net cash provided by/(used in)
financing activities                       99,628          (441)

Effect of exchange rate changes on cash       (50)          125

Net (decrease)/increase in cash and
short-term investments                    (20,211)       10,918
Cash and short-term investments at
beginning of year                          22,915        13,096

Cash and short-term investments at
end of period                               2,704        24,014

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at August 3, 1996 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Long-term debt at period end is comprised of the following
     (in thousands):

                                                  August 3,   January 31,
                                                     1996         1996
     Revolving credit facility - term portion      100,000           -
     Revolving credit facility - revolving
     portion                                         5,100           -
     6.5% convertible debenturesdue 2003            69,000        69,000
     Industrial revenue bonds and other debt        11,974         4,485
                                                   186,074        73,485
     Less current maturities                           (65)          (87)
     Long-term debt                                186,009        73,398

     On July 19, 1996, the Company entered into a $190 million term loan and revolving credit agreement (the "Agreement) which replaced its $80 million revolving credit facility. This Agreement was obtained to facilitate the Brenco, Incorporated acquisition as well as future acquisitions.
     The Agreement is in the form of two facilities. Facility "A" is a term-loan with a total capacity of $135 million and facility "B" is a revolving credit facility with a $55 million capacity. The term-loan comes due on July 19, 2002 and requires escalating quarterly principal payments beginning in October 1996. The revolving credit facility requires no prepayments and comes due on July 19, 2002 with two optional one year extensions. The Agreement provides for interest at one of three market interest rates selected by the Company plus an applicable margin which is dependent upon the market interest rate chosen and the relationship of debt to cash flow. The highest interest rate under the Agreement was the prime rate with maximum commitment fees of 3/8 of 1% on the unused portion of the line of credit. The average rate on the Agreement borrowings at August 3, 1996 was 6.76%.

     The Agreement contains provisions which require the Company to maintain specified levels of net worth and comply with various financial ratios and includes, among other provisions, restrictions on leases, investments, dividend payments and the incurrence of additional indebtedness. Scheduled repayments for the term loan for fiscal 1996 and in each of the next four fiscal years are $3,000,000, $7,000,000, $10,000,000, $16,000,000 and $22,000,000. The
     term loan repayments due in the next twelve months are classified as long-term on the condensed consolidated balance sheet as the Company has the ability and intent to refinance these repayments under the facility "B" portion of the Agreement.

3.   Supplemental Cash Flow Information
     (in thousands):

                                             August 3,   July 29,
                                                1996       1995

    Cash paid during the year-
     to-date period for:

     Interest                                  2,470        2,481

     Income taxes (net)                        6,204        9,683

     Purchase of business:

     Fair value of assets acquired           201,785

     Cash paid, net of cash acquired         143,259

     Liabilities assumed                      58,526

4.   Business Segment Information
     (in thousands):

                                 Quarter Ended            Six Months Ended
                              August 3,   July 29,      August 3,   July 29,
                               1996        1995           1996       1995
    Net sales:
    Transportation products     79,604      78,834      157,193    163,969
    Analytical instruments      11,421      18,919       25,807     40,753
                                91,025      97,753      183,000    204,722

    Operating profits (1):

    Transportation products      8,566       9,551       17,507     20,289
    Analytical instruments (2)   4,811       1,706        6,845      4,549
                                13,377      11,257       24,352     24,838

   (1) Before interest and general corporate expenses.
   (2) The 1996 amounts include a $3,730,000 gain on the sale of the laboratory appliance division of Precision Scientific,Inc.

5.   Acquisition:

     On June 15, 1996, the Company, a wholly-owned subsidiary of the Company and Brenco, Incorporated ("Brenco"), a manufacturer and reconditioner of specialized tapered roller bearings for the railroad industry with headquarters in Virginia, entered into an acquisition agreement for the purchase of all of Brenco's outstanding common stock for $16.125 per share. As a result of the tender offer which expired on July 18, 1996, the Company owned approximately 96% of the outstanding common stock of Brenco. On August 23, 1996, the remaining non-tendered shares were canceled and converted into the right to receive $16.125 per share, making Brenco a wholly-owned subsidiary of the Company. The total purchase price for the common stock of Brenco was approximately $165 million in cash and was financed within a $190 million credit facility from the Company's existing bank group plus cash on hand. Brenco had sales of approximately $127 million in 1995 with net earnings of approximately $10.7 million. The acquisition is being accounted for under the purchase method of accounting with the excess of the purchase price to the net assets acquired amortized over 40 years. The purchase price has been allocated to the net assets acquired on a preliminary basis pending the completion of an asset appraisal and other valuation procedures. The pro-forma financial information giving effect to this acquisition will be included in the Company's report on Form 8-K/A to be filed on or about October 1, 1996.

6.   Divestitures:

          On July 30, 1996, the Company sold its laboratory appliance division of its Precision Scientific, Inc. subsidiary, a manufacturer of research laboratory appliances for approximately $12.0 million net of selling costs. This sale resulted in a gain of $3,730,000 ($2,100,000 after-tax) or $.23 per fully diluted share. Net sales from this entity for the first half of fiscal 1996 and 1995 were approximately $8.6 million and $10.7 million, respectively, and were $4.0 million and $5.1 million, respectively, for the second quarter of fiscal 1996 and 1995.

     On July 18, 1995, the Company sold its National Metalwares, Inc. subsidiary, a maker of tubular steel components for manufacturers of consumer durables, to a private investment group for approximately $8.5 million in cash less selling costs. Net sales from this subsidiary for 1995 through the date of sale and for the second quarter through the date of sale were approximately $11.0 million and $4.6 million, respectively.

7.   Stock Dividend:

     On May 29, 1996, the Company's Board of Directors declared a 10% stock dividend payable on July 15, 1996 to stockholders of record on July 1, 1996. The stock dividend increased the Company's common shares outstanding from approximately 5,230,000 to approximately 5,753,000 at July 15, 1996. The earnings per share, weighted average number of shares outstanding and dividends per common share amounts for all periods of financial information contained herein reflect this stock dividend.

8.   Stock Purchase:

     On January 4, 1996, the Company's Board of Directors authorized the purchase of up to 500,000 shares of its Common Stock or the equivalent amount of its 6 1/2 percent convertible subordinated debentures by the Company. As of August 3, 1996, 181,000 shares (before restatement for the 1996 10% stock dividend) of the Company's Common Stock have been purchased under this authorization and have been reissued as part of the 1996 10% stock dividend.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX-MONTH PERIOD
ENDED AUGUST 3, 1996

Overview

     The Company designs, manufactures, and markets a diverse range of products in its transportation products and analytical instruments business segments. These products are marketed to the railroad, heavy duty truck and trailer, automotive, and petroleum industries. The demand for the Company's products by certain of these industries is affected by economic conditions in the United States and abroad. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

     The Company's sales in the six months ended August 3, 1996 were $183.0 million or 10.6% less than the $204.7 million achieved in the first six months of 1995. Sales decreased in both the transportation products segment and the analytical instruments segment with the largest decrease being in the analytical instruments segment. For the second quarter of 1996, sales were $91.0 million, down $6.7 million or 6.9% from sales of $97.8 million in the comparable 1995 period. Sales increased slightly in the transportation segment during the quarter while sales declined in the analytical instruments segment. On July 18, 1996, the Company acquired 96% of the stock of Brenco, Incorporated ("Brenco"). Accordingly, the proportionate share of revenues and earnings has been included since that date in the transportation segment.

     Net earnings for the first six months of 1996 decreased to $10.7 million from $11.1 million in 1995's first half. Earnings per share for the first six months in 1996 were $1.33 per share on a fully diluted basis which compared to $1.35 per share fully diluted in the comparable 1995 period. All per share amounts reflect a 10% stock dividend paid on July 15, 1996 to stockholders of record on July 1, 1996. The effects of foreign currency translation were not material in the 1996 periods.

     During the second quarter ended August 3, 1996, net earnings increased to $5.9 million from $4.9 million in the same 1995 quarter. Earnings per share were $.73 on a fully diluted basis for the second quarter of 1996 compared to $.60 per share on a fully diluted basis in the equivalent 1995 period. On July 30, 1996, the Company sold the laboratory appliance division of its Precision Scientific, Inc. subsidiary for $12.0 million net of selling costs resulting in a pretax gain of approximately $3.7 million, or $.23 per fully diluted share during the second quarter of 1996. The second quarter of 1995 reflected a $200,000 pretax loss, or $.01 per fully diluted share, on the sale of a business during that quarter. Operating profit declined in the transportation products and analytical instruments segments, excluding the effects of disposals, in both the six-month period and quarter ended August 3, 1996 compared to the comparable 1995 period.

     On a business segment basis, revenues in the transportation products segment for the quarter and six months ended August 3, 1996 were $79.6 million and $157.2 million, respectively, as compared to $78.8 million and $164.0 million in the comparable prior year periods. During the year-to-date period, sales declined in all three transportation businesses, excluding the effect of the acquisition of Brenco. However, during the second quarter, sales increased at the automotive business while declining elsewhere excluding Brenco. Operating profit in the first six months of 1996 was $17.5 million (11.1% of segment sales), down 13.7% from $20.3 million (12.4% of segment sales) in the prior year first half. Similarly, operating profit in the 1996 second quarter declined 10.3% to $8.6 million (10.8% of segment sales) compared to $9.6 million (12.1% of segment sales) in the comparable 1995 period.

     Sales to the heavy-duty truck and trailer industry were lower in the 1996 periods than in the prior year. The Company's decline in sales was less than the industry decline due to stronger than industry production by the Company's largest customer as well as shipments under a contract to produce components for a customer's new truck model. Sales to the automotive industry declined slightly in the first half of 1996 but increased slightly during the second quarter as industry conditions were relatively level. Excluding sales at Brenco, sales at the Company's railroad products business declined in both the quarterly and year-to-date periods compared to last year as a result of reduced industry demand which appeared to result from a decrease in locomotive and freight car builds compared to the same periods in 1995 and railroad mergers. Operating profits followed the sales trends except in the automotive business where earnings were up in both the quarterly and year-to-date 1996 periods compared to last year.

     Sales in the analytical instruments segment for the quarter and six months ended August 3, 1996, decreased to $11.4 million and $25.8 million, respectively, compared to $18.9 million and $40.8 million in the 1995 periods. The decrease in revenues in this segment resulted primarily from the sale of a business in this segment in the second quarter of 1995 and to a lesser degree decreased sales of laboratory appliances and petroleum analyzers.

     Operating profit for the analytical instruments segment for the first six months of 1996 increased to $6.8 million (26.5% of segment sales) compared to $4.5 million (11.2% of segment sales) in the prior year's period. For the 1996 second quarter, operating profit increased to $4.8 million (42.1% of segment sales) compared to $1.7 million (9.0% of segment sales) in the prior year's quarter. Excluding the $3.7 million pretax gain on sale in 1996, quarterly and year-to-date earnings were down compared to the prior year's equivalent periods. In the 1995 second quarter period, operating profit was negatively affected by a $200,000 loss on the sale of a business. Excluding the businesses sold in 1995 and 1996, earnings declined due to depressed sales of petroleum analyzers.

     Consolidated gross margin in the first six months increased slightly to 25.3% in 1996 from 25.1% in 1995, and during the second quarter consolidated gross margin also increased slightly to 24.7% in 1996 from 24.6% in 1995. Gross margin percentages increased during these periods at the analytical instruments segment due to the disposition of a low gross margin business in 1995 but declined in the transportation segment as truck and rail margin declines more than offset automotive margin increases.

     Selling, general, and administrative expenses of $28.3 million or 15.5% of sales in the first six months of 1996 compared to $29.4 million or 14.4% of sales in the comparable 1995 period. During the second quarter of 1996, selling, general, and administrative expenses were $14.1 million or 15.5% of sales compared to $14.1 million or 14.5% of sales in the prior year's comparable period. In both segments, selling, general, and administrative expenses during the quarter and six-month periods increased as a percent of sales from 1995 to 1996 while they were similar dollar amounts in each period after considering acquisitions and dispositions. Selling, general and administrative expenses did not decline proportionately to sales.

     Gross interest expense for the quarter and six months ended August 3, 1996 was $1.6 million and $2.9 million, respectively, compared to $1.4 million and $2.7 million for the prior year's comparable periods. The increase in gross interest expense is a result of borrowings late in the 1996 second quarter to finance the acquisition of Brenco.

     Income taxes were provided at an effective rate during the second quarter and first six months of 1996 of 44.8% and 44.1% compared to 43.5% in both the comparable 1995 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, including that associated with the Brenco acquisition, higher taxes on foreign operations and state income taxes.

Capital Resources and Liquidity

     During the second quarter and six-month periods ended August 3, 1996, the Company generated $11.7 and $16.3 million, respectively, of cash from operating activities. As of August 3, 1996, the Company's working capital was $70.7 million, total assets were $388.7 million, total debt, excluding current portion, was $186.0 million and stockholders' equity was $104.2 million. These amounts reflect a preliminary estimated purchase cost allocation of Brenco which is subject to change based on appraisals and other valuations.

     Investing activities during the second quarter and six-month periods ended August 3, 1996 included the acquisition of Brenco for $143.3 million, net of cash acquired, and capital expenditures of $4.8 million and $9.8 million, respectively. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency.

     On July 19, 1996, the Company entered into a $190 million term l oan and revolving credit agreement which replaced the prior $80 million revolving credit facility. This new agreement was obtained to facilitate the Brenco acquisition as well as for other future acquisitions. At August 3, 1996, $105.1 million was borrowed under the facility. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures, and scheduled debt repayments.


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 3(ii) - By-law Amendments Dated as of June 17, 1996.

      Exhibit 4(a) - Rights Agreement Dated as of June 17, 1996.

      Exhibit 4(b) - Credit Agreement by and among Varlen
      Corporation, the Borrowing Subsidiaries and Lenders Party
      Hereto and The First National Bank of Chicago as Agent
      Dated July 19, 1996.

      Exhibit 10 - Form of Indemnification Agreement Dated as of June 17, 1996.

      Exhibit 11 - Computation of Per Share Earnings.

      Exhibit 27 - Financial Data Schedule.

      (b) Reports on Form 8-K

      During the second quarter of 1996, the Registrant filed a Form 8-K for the acquisition of Brenco, Incorporated dated July
      18, 1996.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Varlen Corporation
                                            (Registrant)



September 16, 1996                  By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)


                          EXHIBIT INDEX

Exhibit No.                                                     Page No.

3 (ii) By-law Amendments Dated as of June 17, 1996.                14

4 (a)  Rights Agreement Dated as of June 17, 1996.                 24

4 (b)  Credit Agreement By and Among Varlen Corporation, the
       Borrowing Subsidiaries and Lenders party Hereto and the
       First National Bank of Chicago as Agent Dated July
       19,1996.                                                    77
10     Form of Indemnification Agreement Dated as of
       June 17, 1996.                                             183

11    Computation of Per Share Earnings                           198

27    Financial Data Schedule                                     200