Form 10-Q
period 1996-11-02
VARLEN CORP
filed 1996-12-11
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 2,1996

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

Yes            X                         No

At December 2, 1996, approximately 5,755,000 shares, par value
$.10 per share, of common stock of the Registrant were outstanding.


PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)

                                      November 2,         January 31,
                                         1996                1996
Assets
Cash and short-term investments          2,892              22,915

Accounts receivable, less allowance
for doubtful accounts of $1,574
and $1,318                              64,867              43,297

Inventories:
  Raw materials                         21,934              18,230
  Work in process                       18,354               8,760
  Finished goods                        12,758               9,501

                                        53,046              36,491

Deferred and refundable income taxes     5,737               4,344
Other current assets                     9,430               4,467

   Total current assets                135,972             111,514

Property, plant, and equipment         201,664             137,279
Less: accumulated depreciation          73,488              67,604

                                       128,176              69,675

Goodwill and other intangible assets,
net                                    121,294              42,837
Investments and other assets             7,084               6,848

                                       392,526             230,874


Liabilities and Stockholders' Equity

Current maturities of long-term debt        40                  87
Accounts payable                        25,999              20,954
Accrued expenses                        30,901              22,313
Income taxes payable                     1,528               1,116
   Total current liabilities            58,468              44,470

Long-term debt:
   Convertible subordinated debentures  69,000              69,000
   Other long-term debt                124,585               4,398
Total long-term debt (notes 2 and 5)   193,585              73,398

Deferred income taxes                   16,171               4,539
Other liabilities                       16,457              10,514

Common stock                               576                 541
Other stockholders' equity
(notes 7 and 8)                        107,269              97,412

                                       392,526             230,874

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)

                              Three MonthsEnded      Nine Months Ended
                         November 2,  October 28,  November 2,  October 28,
                              1996      1995         1996       1995

Net sales                   119,898    94,209       302,898     298,931

Cost of sales                91,653    70,524        228,377    223,810

Gross profit                 28,245    23,685         74,521     75,121

Selling, general and
administrative expenses      17,737    13,385         46,084     42,803

Gain on sale of business
(note 6)                       ---        ---          3,730        ---

Interest expense, net         3,107     1,066          5,586      3,458

Earnings before income
taxes                         7,401     9,234         26,581     28,860

Income taxes                  3,264     4,017         11,722     12,554

Net earnings                  4,137     5,217         14,859     16,306

Earnings per share (note 7):

Primary                        0.69      0.84           2.46       2.65

Fully diluted                  0.53      0.64           1.86       1.99

Weighted average number of
shares outstanding - primary
(note 7)                      6,009     6,185          6,038      6,133

Weighted average number of
shares outstanding - fully
diluted (note 7)              9,064     9,250          9,092      9,218

Dividends per common share
(note 7)                       0.09      0.09           0.27       0.26

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)


                                              Nine Months Ended
                                          November 2,   October 28,
                                              1996          1995

Increase (Decrease) in Cash
Cash flows from operating activities:
 Net earnings                                14,859        16,306
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
   Depreciation                              11,304         8,751
   Amortization                               2,392         1,796
   Deferred income taxes                        230           642
   Gain on sale of business (note 6)         (3,730)          ---
   Change in assets and liabilities
   net of effects from purchased and
   sold businesses:
       Accounts receivable, net              (4,911)       (4,801)
       Inventories                           (2,291)        2,598
       Refundable income taxes                  ---           (16)
       Other current assets                     471          (102)
       Accounts payable                       2,738        (3,944)
       Accrued expenses                      (3,933)         (406)
       Income taxes payable                   2,528          (337)
       Other noncurrent assets                 (789)          980
       Other noncurrent liabilities             623           383

      Total adjustments                       4,632         5,544

      Net cash provided by operating
      activities                             19,491        21,850

Cash flows from investing activities:
   Fixed asset expenditures                 (14,549)      (19,932)
   Cost of purchased business, net of
   cash acquired                           (148,125)       (1,753)
   Proceeds from the sale of investments      4,294           ---
   Sale of business                          12,474         8,013
   Disposals and other changes in property,
   plant and equipment                          152           365

    Net cash used in investing activities  (145,754)      (13,307)

 Cash flows from financing activities:
   Proceeds from debt                       120,241           413
   Payments of debt                          (9,311)          (63)
   Issuance of common stock under
   option plans                                  63           581
   Cash received on stock subscriptions         156           233
   Purchase of treasury stock                (3,241)          ---
   Cash dividends paid                       (1,566)       (1,567)

    Net cash provided by/(used in)
    financing activities                    106,342          (403)

 Effect of exchange rate changes on cash       (102)           79

 Net (decrease)/increase in cash and
 short-term investments                     (20,023)        8,219
 Cash and short-term investments at
 beginning of year                           22,915        13,096

 Cash and short-term investments at
 end of period                                2,892        21,315

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at November 2, 1996 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Long-term debt at period end is comprised of the following
     (in thousands):

                                      November 2   January 31
                                        1996           1996
         Term loan                     108,500           -
         Revolving credit facility      11,700           -
         6.5% convertible debentures
         due 2003                       69,000      69,000
         Industrial revenue bonds
         and other debt                  4,425       4,485
                                       193,625      73,485
         Less current maturities           (40)        (87)
         Long-term debt                139,585      73,398

     On July 19, 1996, the Company entered into a $190 million term loan and revolving credit agreement (the "Agreement) which replaced its $80 million revolving credit facility. This Agreement was obtained to facilitate the Brenco, Incorporated acquisition as well as future acquisitions. As amended on October 15, 1996, the Agreement is in the form of two facilities. Facility "A" is a term-loan with a total capacity of $110 million and facility "B" is a revolving credit facility with an $80 million capacity. The term-loan comes due on July 19, 2002 and requires escalating quarterly principal payments which began in October 1996. The revolving credit facility requires no prepayments and comes due on July 19, 2002 with two optional one year extensions. The Agreement provides for interest at one of three market interest rates selected by the Company plus an applicable margin which is dependent upon the market interest rate chosen and the relationship of debt to cash flow. The highest interest rate under the Agreement was the prime rate with maximum commitment fees of 3/8 of 1% on the unused portion of the line of credit. The average interest rate on $40 million of this debt was fixed through interest rate swap agreements at 7.1% which includes the current applicable margin. The interest rate swap agreements cover periods which can range from one to three years and were entered into in the third quarter of 1996. The average interest rate on all of the Agreement borrowings during the third quarter of 1996 was approximately 7.0%.

     The Agreement contains provisions which require the Company to maintain specified levels of net worth and comply with various financial ratios and includes, among other provisions, restrictions on leases, investments, dividend payments and the incurrence of additional indebtedness. Scheduled repayments for the term loan for the remainder of fiscal 1996 and in each of the next four fiscal years are $1,500,000, $7,000,000, $10,000,000, $16,000,000 and
     $22,000,000. The term loan repayments due in the next twelve months are classified as long-term on the condensed consolidated balance sheet as the Company has the ability and intent to refinance these repayments under the facility "B" portion of the Agreement.

3.   Supplemental Cash Flow Information
     (in thousands):
                                     November 2  October 28,
                                        1996         1995

          Cash paid during the year-
          to-date period for:
                   Interest              3,222        2,611

                   Income taxes (net)    8,622       12,653

          Purchase of business:

                   Fair value of
                   assets acquired     201,785
                   Cash paid, net of
                   cash acquired       148,125

                   Liabilities
                   assumed              53,660

4.   Business Segment Information
     (in thousands):

                           Quarter Ended           Nine Months Ended
                       November 2   October 28   November 2  October 28
                          1996        1995          1996       1995

Net sales:
Transportation products  110,097      79,268       267,290    243,237
Analytical instruments     9,801      14,941        35,608     55,694

                         119,898      94,209       302,898    298,931

Operating profits (1):

Transportation products   10,867       9,532        28,374     29,821

Analytical instruments     1,420       2,517         8,265(2)   7,066

                          12,287      12,049        36,639     36,887

(1) Before interest and general corporate expenses.
(2) Includes a $3,730,000 gain on the sale of the laboratory appliance division of Precision Scientific, Inc.

5.   Acquisition:

     On June 15, 1996, the Company, a wholly-owned subsidiary of the Company and Brenco, Incorporated ("Brenco"), a manufacturer and reconditioner of specialized tapered roller bearings for the railroad industry with headquarters in Virginia, entered into an acquisition agreement for the purchase of all of Brenco's outstanding common stock for $16.125 per share. As a result of the tender offer which expired on July 18, 1996, the Company owned approximately 96% of the outstanding common stock of Brenco. On August 23, 1996, the remaining non-tendered shares were canceled and converted into the right to receive $16.125 per share, making Brenco a wholly-owned subsidiary of the Company. The total purchase price for the common stock of Brenco was approximately $165 million in cash and was financed within a $190 million credit facility from the Company's existing bank group plus cash on hand. Brenco had sales of approximately $127 million in 1995 with net earnings of approximately $10.7 million. The acquisition is being accounted for under the purchase method of accounting with the excess of the purchase price over the net assets acquired amortized over 40 years. The purchase price has been allocated to the net assets acquired on a preliminary basis pending the completion of an asset appraisal and other valuation procedures. The consolidated results of operations on a pro forma basis as though Brenco had been acquired on February 1, 1995, are as follows (in thousands):


                            Quarter Ended       Nine Months Ended
                     November 2   October 28  November 2  October 28
                       1996        1995        1996       1995

Net sales            119,898     121,562     363,775     389,961

Net earnings           4,137       5,254      15,181      17,969

Net earnings per
share - primary          .69         .85        2.51        2.93

Net earnings per
share - fully diluted    .53         .64        1.90        2.17


6.   Divestitures:

     On July 30, 1996, the Company sold the laboratory appliance division of its Precision Scientific, Inc. subsidiary, a manufacturer of research laboratory appliances for approximately $12.0 million net of selling costs. This sale resulted in a gain of $3,730,000 ($2,100,000 after-tax) or $.23 per fully diluted share. Net sales from this entity through its sale date in fiscal 1996 and for the first nine months of 1995 were approximately $8.6 million and $15.7 million, respectively, and were $5.0 million for the third quarter of fiscal 1995.

     On July 18, 1995, the Company sold its National Metalwares, Inc. subsidiary, a maker of tubular steel components for manufacturers of consumer durables, to a private investment group for approximately $8.5 million in cash less selling costs. Net sales from this subsidiary for 1995 through the date of sale were approximately $11.0 million.

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

8.   Stock Purchase:

     On January 4, 1996, the Company's Board of Directors authorized the purchase of up to 500,000 shares of its Common Stock or the equivalent amount of its 6 1/2 percent convertible subordinated debentures by the Company. As of November 2, 1996, 181,000 shares (before restatement for the 1996 10% stock dividend) of the Company's Common Stock were purchased under this authorization and recorded as Treasury Stock, at cost. These shares were subsequently reissued as part of the 1996 10% stock dividend.

9.   Subsequent Event:

     On November 8, 1996, the Company sold Rail Link, Inc. ("Rail Link"), a railroad switching services and short-line railroad operator to Genesee & Wyoming, Inc. for $9.0 million in cash and additional proceeds based upon future performance. Rail Link was a subsidiary of Brenco, which the Company acquired at the end of the second fiscal quarter of 1996. The earnings of Rail Link since its acquisition through its date of sale along with the expected gain on its sale are excluded from earnings. The earnings of Rail Link have been recorded as adjustments to the carrying amount of its assets with the gain on its sale to be treated as an adjustment of the purchase price allocation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTH PERIOD
ENDED NOVEMBER 2, 1996


Overview

     The Company designs, manufactures, and markets a diverse range of products in its transportation products and analytical instruments business segments. These products are marketed to the railroad, heavy-duty truck and trailer, automotive, and petroleum industries. The demand for the Company's products by certain of these industries is affected by economic conditions in the United States and abroad. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

     The Company's sales in the nine months ended November 2, 1996, were $302.9 million or 1.3% more than the $298.9 million achieved in the first nine months of 1995. Sales increased in the transportation products segment and declined in the analytical instruments segment. For the third quarter of 1996, sales were $119.9 million, up $25.7 million or 27.3% from sales of $94.2 million in the comparable 1995 period. Sales increased significantly in the transportation segment during the quarter while sales declined in the analytical instruments segment. On July 18, 1996, the Company acquired 96% of the stock of Brenco, Incorporated ("Brenco"). Subsequently, on August 23, the remaining shares of Brenco were canceled in exchange for a cash payment. Accordingly, Brenco became a 100% owned subsidiary on that date. The proportionate share of revenues and earnings has been included since these respective dates in the transportation segment.

     Net earnings for the first nine months of 1996 decreased to $14.9 million from $16.3 million in 1995's first three quarters. Earnings per share for the first nine months in 1996 were $1.86 per share on a fully diluted basis which compared to $1.99 per fully diluted share in the comparable 1995 period. On July 30, 1996, the Company sold the laboratory appliance division of its Precision Scientific, Inc. subsidiary for $12.0 million net of selling costs resulting in a pretax gain of approximately $3.7 million, or $.23 per fully diluted share during the second quarter. All per share amounts reflect a 10% stock dividend paid on July 15, 1996, to stockholders of record on July 1, 1996. The effects of foreign currency translation were not material in the 1996 periods.

     During the third quarter ended November 2, 1996, net earnings decreased to $4.1 million from $5.2 million in the same 1995 quarter. Earnings per share were $.53 on a fully diluted basis for the third quarter of 1996 compared to $.64 per share on a fully diluted basis in the equivalent 1995 period. In the nine-month period ended November 2, 1996, operating profit declined in the transportation products and analytical instruments segments, excluding the effects of disposals, compared to the comparable 1995 period. For the third quarter, transportation products' operating profit increased while analytical instruments' operating profit declined.

     On a business segment basis, revenues in the transportation products segment for the quarter and nine months ended November 2, 1996, were $110.1 million and $267.3 million, respectively, as compared to $79.3 million and $243.2 million in the comparable prior year periods. During the year-to-date and quarterly periods, sales increased in the automotive and railroad products businesses but declined in the heavy-duty truck business. Excluding the effects of Brenco, railroad products' revenues would have declined in the year-to-date period. Operating profit in the first nine months of 1996 was $28.3 million (10.6% of segment sales), down 4.9% from $29.8 million (12.3% of segment sales) in the prior year period. However, operating profit in the 1996 third quarter increased 14.0% to $10.9 million (9.9% of segment sales) compared to $9.5 million (12.0% of segment sales) in the comparable 1995 quarter.

     Sales to the heavy-duty truck and trailer industry were lower in the 1996 periods than in the prior year. The Company's decline in sales was less than the industry decline due to stronger than industry production by the Company's largest customers as well as shipments under a contract to produce components for a customer's new truck model. Sales to the automotive industry increased in the 1996 third quarter resulting in a slight increase year to date compared to the prior year period despite relatively level industry conditions. The increase resulted from shipments of new or improved products. Sales of railroad products increased in the 1996 periods as a result of the inclusion of Brenco for the entire third quarter. Excluding sales at Brenco, sales at the Company's railroad products business declined in the year-to-date period compared to last year as a result of reduced industry demand in the first half. Operating profits followed the sales trends except in the railroad business, excluding Brenco, where earnings were down in the third quarter despite slightly higher sales. This resulted from costs and losses on international products.

     Sales in the analytical instruments segment for the quarter and nine months ended November 2, 1996, decreased to $9.8 million and $35.6 million, respectively, compared to $14.9 million and $55.7 million in the 1995 periods. The decrease in revenues in this segment resulted primarily from the sale of two non-core businesses in the second quarter of 1995 and the second quarter of 1996 and to a lesser degree decreased sales of petroleum analyzers.

     Operating profit for the analytical instruments segment for the first nine months of 1996 increased to $8.3 million (23.2% of segment sales) compared to $7.1 million (12.7% of segment sales) in the prior year's period. Excluding the $3.7 million pretax gain on the sale of a business in 1996, year-to-date earnings were down compared to the prior year's equivalent period. For the 1996 third quarter, operating profit decreased to $1.4 million (14.5% of segment sales) compared to $2.5 million (16.9% of segment sales) in the prior year's quarter. Excluding the significant impacts of the businesses sold in 1995 and 1996, earnings declined due to lower sales of petroleum analyzers and increased costs associated with product and distribution system development.


     Consolidated gross margin in the first nine months declined to 24.6% in 1996 from 25.1% in 1995, and during the third quarter consolidated gross margin declined to 23.6% in 1996 from 25.1% in 1995. Gross margin percentages increased during these periods at the analytical instruments segment due to the dispositions of two lower gross margin businesses in 1995 and 1996 but declined in the transportation segment as truck and railroad margin declines more than offset automotive margin increases.

     Selling, general, and administrative expenses of $46.1 million or 15.2% of sales in the first nine months of 1996 compared to $42.8 million or 14.3% of sales in the comparable 1995 period. During the third quarter of 1996, selling, general, and administrative expenses were $17.7 million or 14.8% of sales compared to $13.4 million or 14.2% of sales in the prior year's comparable period. In the transportation product segment, selling, general, and administrative expenses increased as a percent of sales in both periods. This resulted from increased product development costs in relation to lower non-Brenco railroad sales and the inclusion of amortization of intangibles at Brenco. In the analytical instruments segment, selling, general, and administrative expenses increased in both periods as a percent of sales due to increased costs related to product and distribution system development and the sale of two businesses in 1995 and 1996 which had lower percentage costs than the segment as a whole.

     Net interest expense for the quarter and nine months ended November 2, 1996, was $3.1 million and $5.6 million, respectively, compared to $1.1 million and $3.5 million for the prior year's comparable periods. The increase in gross interest expense is a result of borrowings late in the 1996 second quarter to finance the acquisition of Brenco.

     Income taxes were provided at an effective rate during the third quarter and first nine months of 1996 of 44.1% compared to 43.5% in both the comparable 1995 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, including that associated with the Brenco acquisition, higher taxes on foreign operations, and state income taxes.

Capital Resources and Liquidity

     During the third quarter and nine-month period ended November 2, 1996, the Company generated $3.2 and $19.5 million, respectively, of cash from operating activities. As of November 2, 1996, the Company's working capital was $77.5 million, total assets were $392.5 million, total debt excluding current portion was $193.6 million and stockholders' equity was $107.8 million. These amounts reflect a preliminary estimated purchase cost allocation of Brenco which is subject to change based on appraisals and other valuations.

     Investing activities during the third quarter and nine-month period ended November 2, 1996 included the acquisition of Brenco for $4.9 million and $148.1 million, respectively, net of cash acquired, and capital expenditures of $4.8 million and $14.5 million, respectively. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency.

     On July 19, 1996, the Company entered into a $190 million term loan and revolving credit agreement which replaced the prior $80 million revolving credit facility. This new agreement was obtained to facilitate the Brenco acquisition as well as for other future acquisitions. At November 2, 1996, $120.2 million was borrowed under the facility. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures, and scheduled debt repayments.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit 4(a) - Amendment No. 1 Dated as of October 15,
      1996 to Credit Agreement Dated as of July 19, 1996.

      Exhibit 11 - Computation of Per Share Earnings.

      Exhibit 27 - Financial Data Schedule.

(b) Reports on Form 8-K

      During the third quarter of 1996, the Registrant filed a Form 8-K/A for the acquisition of Brenco, Incorporated dated
      July 18, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Varlen Corporation
                          (Registrant)



December 11, 1996          By: /s/ Richard A. Nunemaker
                               Richard A. Nunemaker
                               Vice President, Finance and
                               Chief Financial Officer
                               (Principal Financial Officer
                               and Principal Accounting Officer)



EXHIBIT INDEX


Exhibit No.                                       Page No.

4 (a) Amendment No. 1 Dated as of                    16
      October 15, 1996 to Credit Agreement
      Dated as of July 19, 1996.

11    Computation of Per Share Earnings              23

27    Financial Data Schedule                        25