Form 10-K405
period 1997-01-31
VARLEN CORP
filed 1997-04-21
CIK 103071

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended January 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to _______________

                            Commission file number 0-5374

                                  VARLEN CORPORATION
--------------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

                   DELAWARE                           13-2651100
         --------------------------                 --------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

             55 Shuman Boulevard
                P. O. Box 3089
            Naperville, Illinois                      60566-7089
         --------------------------                 --------------
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (630) 420-0400
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                   on which registered
                   None                                  None
            -------------------                  ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.10 Per Share
                  ------------------------------------------
                              (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 1, 1997, was $102,977,048.

The number of outstanding shares of the Registrant's Common Stock, par value $.10 per share, as of the close of business on April 1, 1997, was 5,780,822 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, is incorporated herein by reference to the following extent: Industry Segments and Officers into Part I; Summary of Operations, Summary of Financial Condition, Shares Listed, Quarterly Market and Dividend Information, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows with related Notes and Independent Auditors' Report into Part II; and the information set forth under the captions, Election of Directors, Executive Compensation and Pension Plans, Compensation Committee Interlocks and Insider Participation and Security Ownership of Certain Beneficial Owners and Management into Part III.

                                        PART I

Item I.  BUSINESS

GENERAL

    Varlen Corporation (the "Registrant") designs, manufactures and markets engineered industrial products primarily for specialized applications in the transportation and analytical instruments markets. The Registrant's principal business strategy is to employ its product development capabilities, advanced manufacturing processes and marketing skills in market niches where the Registrant can achieve a market leadership position. The Registrant's operations are conducted primarily through subsidiaries that are relatively autonomous, while its small corporate headquarters staff oversees financial controls and provides strategic direction. Management continually emphasizes improvements in quality, product performance and delivery time, cost reductions and other value adding activities. Although many of the markets for the Registrant's products are mature, the Registrant seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its distribution networks. In addition, the Registrant's development efforts increasingly focus on new products specifically designed for international markets.

DEVELOPMENT OF THE COMPANY

    The Registrant was founded in 1969 by The Dyson-Kissner-Moran Corporation (from which the Registrant repurchased in 1993 all of its outstanding stock) for the purpose of acquiring and managing businesses which manufacture products for industrial markets. The Registrant's original business produced parts for the railroad industry; however, over the years the Registrant diversified its operations to serve many markets. Since 1984, the Registrant has sold or discontinued smaller businesses, heavily construction-related or bid businesses and businesses manufacturing products where the Registrant could not apply its design, manufacturing or marketing skills to create a competitive advantage. Businesses acquired since 1986 include the Registrant's entire heavy-duty-truck components business, automotive components business, research laboratory appliance business (sold in mid-1996), and petroleum analyzer business as well as additional domestic and foreign railroad components businesses. Recent acquisitions include the purchase of Brenco, Incorporated in mid-1996, a manufacturer and reconditioner of specialized tapered roller bearings for the railroad industry with annual sales of approximately $110 million, and Karl Georg, a German railcar cushioning device manufacturer with annual sales of approximately $15 million purchased in January 1997. In addition to the purchase of Brenco and Karl Georg in fiscal 1996, the Registrant formed StarTrak L.L.C. to develop and sell satellite-based freightcar monitoring systems for the railroad industry. Although each of the Registrant's businesses presents unique design and marketing challenges, they each employ basic manufacturing processes, such as machining, forging, casting, metal forming, welding and plastic molding, that have historically been at the core of the Registrant's operations.

    The following sets forth certain basic information with respect to the Registrant's current businesses, which are divided into two industry segments: transportation products and analytical instruments.

PRODUCTS AND PRIMARY MARKETS

TRANSPORTATION PRODUCTS

HEAVY-DUTY TRUCKS AND TRAILERS - These products are sold primarily to North American Class 8 truck and over-the-road trailer manufacturers. The primary products are aluminum permanent mold and die-cast products including axle hubs, suspension components, transmission housings, spring brake flanges and pistons, and structural molded products including instrument panels, sleeper cab accessories, and door sill assemblies.

RAILROAD - These products are sold in global markets to locomotive and railcar manufacturers, railroads and railcar maintenance facilities, lessors, and track maintenance contractors. The primary products are tapered roller bearings, hydraulic cushioning devices, draft gears, buffers and discharge gates for railcars, and HVAC systems, draft gears, valves and toilets for locomotives. Additional products include remanufactured crankshafts and camshafts along with railroad track fasteners.

AUTOMOTIVE - These products are sold primarily in North American markets to original equipment automotive manufacturers, tier one suppliers and aftermarket transmission rebuilders for use on cars and light trucks. The primary products are automatic transmission components including reaction plates and the Mechanical Diode-Registered Trademark- one-way clutch, steering column components, and other precision stamped metal components and weldments.

ANALYTICAL INSTRUMENTS

    These products are sold worldwide to oil refineries, petrochemical plants, petroleum transporters, and large users of distillate products. The primary products are automated laboratory quality control instruments, on-line process analyzers, manual and semi-automatic physical property analyzers, portable optoelectronic analyzers, certification samples and petroleum testing services.

TRANSPORTATION PRODUCTS

    In the transportation products segment, the Registrant serves three basic markets: the railroad industry, the heavy-duty truck and trailer industries, and the automotive industry.

    RAILROAD

    Among the products manufactured by the Registrant for the railroad industry are hydraulic cushioning and draft gear cushioning devices; tapered roller bearings; heating, ventilating and air conditioning equipment; rail anchors; buffer housings and brake block holders; hopper car outlet gates; and valves and toilets.

    Through its Brenco, Incorporated ("Brenco") subsidiary, acquired in mid-1996, the Registrant is a leading manufacturer and reconditioner of tapered roller bearings for locomotives and freight cars for both domestic and overseas markets. The customer base for these products and services is made up of major railroads, car builders and private fleet owners. The tapered roller bearing is an anti-friction bearing that contains steel rollers that turn as the axle rotates. They are particularly adapted to reducing friction where wheels are used.

    The Registrant's most extensive line of products is its hydraulic cushioning and draft gear cushioning devices, which are used globally and are designed to minimize or prevent the damage that locomotives and freight cars and their cargo can incur during coupling and normal operations. The Registrant believes that it is the only company which offers railroads a complete range of such devices utilizing hydraulic, steel friction and synthetic elastomer technologies. Hydraulic cushioning is the preferred method of protecting high value freight (such as automobiles, paper, and construction products) from damage during shipment. The Registrant believes it is the leading producer of hydraulic cushioning devices for North American railroads. The Registrant's draft gears are used on locomotives and rail cars transporting less easily damaged goods (coal, ore, grains, etc.), where such devices serve to protect the rail cars themselves from damage. The Registrant provides shock cushioning devices to builders of new freight cars and locomotives and also refurbishes and retrofits devices already in service, including models originally manufactured by others.

    The Registrant is also a leading producer of rail anchors for North American railroads and believes it offers the broadest range of styles and sizes of these products. Rail anchors are precision, forged steel devices which are attached directly to the rail track and are designed to prevent the rail from longitudinal movement or buckling as a result of traffic and temperature conditions. Rail anchors are manufactured to customer orders, usually in large numbers requiring careful production scheduling, and are required to meet specifications of organizations such as the American Railway Engineers Association. The Registrant also produces outlet gates designed to permit the discharge of a commodity from a covered hopper car, and is a remanufacturer of crankshafts and camshafts for locomotives and large stationary engines for North American railroads, locomotive rebuilders and marine and industrial engine rebuilders. The Registrant also manufactures engineered products for railroad locomotives including heating, ventilating and air conditioning equipment, valves, toilets and refrigerators.

    Through ongoing product development, the Registrant is committed to expanding its market share in both the North American and international railroad markets. Currently, the Registrant is focusing internationally on opportunities in Europe, Asia and the former Soviet Union. The Registrant believes that its experience and technological leadership in the North American railroad freight market can be successfully transferred to these markets. As the European community opens its borders, European rail hauls are becoming longer and use heavier freight cars, requiring more sophisticated shock absorption and tapered roller bearing products. A German railcar cushioning device manufacturer acquired by the Registrant in late-1996 and a French railroad component manufacturer acquired by the Registrant in mid-1994 further improves the Registrant's access into the European railroad market place.

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

    HEAVY-DUTY TRUCKS AND TRAILERS

    The Registrant designs, manufactures and markets lightweight components for heavy-duty over-the-road trucks and trailers. The customer base for these products is original truck and trailer manufacturers and tier 1 component manufacturers. Cast aluminum products offer cost advantages over forged aluminum and significant weight saving advantages over steel and iron without sacrificing strength. Due to U.S. highway weight regulations, lightweight components can be an important consideration for heavy payload haulers. By saving on their truck weight, haulers can carry an increased payload or, alternatively, increase fuel efficiency.

    The Registrant's truck component business has benefited from its new product development, its customer base expansion and increased penetration with key customers, such as Freightliner, who has been increasing its market share in this industry, and PACCAR. With certain of these customers, the Registrant has been able to establish itself as a sole source supplier of certain components.
A significant source of future growth in this business is expected to come from structural molded plastic components for the interiors of heavy-duty trucks. To meet the demand of multi-year contracts for structural molded plastic components entered into during 1994 with Freightliner, its largest customer, the Registrant purchased and equipped an additional plant facility during 1995 which began production in the first quarter of fiscal 1996. This facility also produces components for other customers.

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

    AUTOMOTIVE

    For the automotive industry, the Registrant produces precision stamped metal components predominantly for use in steering and transmission systems. The Registrant's ability to design and engineer tight tolerance components that can be manufactured in high volume with high quality ratings has enabled it to become a direct supplier to original equipment manufacturers, principally divisions of General Motors Corporation ("GM"), Chrysler Corporation ("Chrysler") and Ford Motor Company ("Ford"). The Registrant also sells automotive parts to both U.S. and foreign-owned manufacturers that sell directly to GM, Chrysler, Ford and U.S. production facilities of foreign-owned automobile manufacturers. While the Registrant produces parts for all North American GM passenger vehicles, the principal GM platforms for the Registrant's automotive products consist of light trucks, vans and sport utility vehicles. Parts are also produced for many Chrysler and Ford products.

    The Registrant's automotive business has been helped by providing parts for popular new models and platforms. Among the Registrant's principal automotive products are steel reaction plates that are used in automatic transmissions including for pickup trucks, vans and sport utility vehicles whose sales have increased as a percentage of the overall passenger vehicle market. In addition, an increased focus on export sales has resulted in the Registrant receiving a large order in 1996 to supply automobile transmission reaction plates to a GM transmission facility in France which began in late 1996.

    Future growth is expected to come from increased production of light trucks, penetration of international markets, and the introduction of the Mechanical Diode -Registered Trademark- one-way clutch ("MD clutch"). The MD clutch is a patented product with many potential applications. It provides superior operating characteristics over conventional one-way clutches used in automatic transmissions. The first application will be at Ford Motor Company for rear-wheel drive light passenger vehicles, starting with the 1998 model year.

    Competition for the sale of these products is intense, coming from numerous companies, including divisions of automobile manufacturers, which have comparable facilities and greater financial and other resources than the Registrant. The Registrant competes for sales of these products on quality, just-in-time delivery, price and particularly in regards to the MD clutch, technological advances.

    OTHER INFORMATION

    Marketing of the Registrant's transportation products is done through sales personnel employed by the Registrant and independent sales representatives. Each product group is sold through separate marketing and distribution channels to a different customer base.

    The primary materials used for the manufacture of products in the transportation products segment are cold rolled and hot rolled steel, special alloy steel bar, castings, forgings, tubing and rod, aluminum ingots and plastic resin. The Registrant has not experienced significant difficulties in obtaining such materials, although long lead times exist for certain steel products. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations, consist primarily of heavy-duty forging and heat-treating equipment, metal cutting machine tools, grinding equipment, heavy-duty metal stamping equipment, welding equipment, injection molding presses, casting equipment, tools, dies, furnaces, molds, painting and plating equipment.

    Backlog for this industry segment was $75.1 million, $60.2 million and $68.3 million as of January 31, 1997, January 31, 1996 and January 31, 1995, respectively. All of the current backlog is expected to be filled during the current fiscal year.

    Sales of transportation products to Freightliner amounted to 15% of total sales in each of 1996, 1995 and 1994, respectively. Sales of transportation products to GM amounted to 10% of total sales in 1994. In addition, the Registrant's sales of cushioning devices and related parts for railroad freight cars and locomotive engines accounted for 11% and 13% of the Registrant's total sales in 1995 and 1994, respectively, and the Registrant's sales of aluminum hubs and hub assemblies accounted for 12%, 14% and 10% of the Registrant's total sales in 1996, 1995, and 1994, respectively.

ANALYTICAL INSTRUMENTS

    The Registrant designs, manufactures and markets instruments which analyze the physical properties of petroleum, such as freeze point, flash point, pour point, viscosity and vapor pressure; engages in the testing of petroleum products; and sells petroleum product reference samples. The instruments, testing services and reference samples are used for quality assurance purposes to test for compliance with industry standards and to enhance refinery efficiency. These products and services are used in petroleum refineries and by end-users of petroleum products. The instruments consist of on-line process analyzers and automatic and manual quality control laboratory analyzers. The on-line analyzers are used to help control the refining process, by constantly sampling the stream of petroleum products to provide data which assists in the fine-tuning of the refining process. The automatic and manual laboratory analyzers are used off-line to test petroleum samples for certain properties such as flash point, pour point, cloud point, distillation and thermal oxidation. Testing services are provided at the Registrant's in-house facility which tests customer's petroleum products for thermal stability and viscosity. Petroleum reference samples are used to calibrate petroleum analyzers to proper specifications. The Registrant also has a strategic alliance with Boston Advanced Technologies, Inc., a leader in the design of mid-range infrared spectroscopic instruments, which complements its technology base and extends the range of products offered through its distribution channels.

    The Registrant's petroleum analysis instruments are sold world-wide to petroleum refiners (of which there are over 600) and to transporters, governmental agencies, pipeline companies and large users of petroleum products (airlines, railroads and the U.S. military). Although the number of U.S. refineries is declining, the Registrant's sales to overseas refiners and to existing refineries in the process of upgrading and automating their production processes are expected to provide growth opportunities in these product lines. The Registrant continues to bring to market new instruments which are helping to meet the petroleum industry's growing need for quality control and increased process and laboratory productivity. The Registrant's ability to engineer on-line analyzers for specific applications and to provide timely service at their places of installation is of competitive importance. With manufacturing facilities in the United States and Germany, and service and distribution locations in key strategic domestic and international markets, the Registrant believes it is well-positioned to maintain a leading position in this global market. The Registrant's petroleum analysis instruments compete primarily on product quality, engineering features, reliability and service. There are a limited number of competitors in this narrow market, some of which use alternate technologies.

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

    Backlog for this industry segment was $3.4 million, $3.5 million and $5.2 million as of January 31, 1997, January 31, 1996 and January 31, 1995, respectively. The backlog of the Registrant's laboratory appliance operation sold in 1996 and its tubular steel components operations sold in 1995 have been excluded from these amounts. All of the current backlog is expected to be filled during the current fiscal year.

EXPORT SALES

    Export sales from the Registrant's United States operations were 10%, 10% and 8%, respectively, of consolidated net sales in 1996, 1995 and 1994.

RESEARCH AND DEVELOPMENT

    In 1996, 1995 and 1994, the Registrant spent $9.5 million, $5.9 million and $4.4 million, respectively, on research and development activities, all of which was Registrant sponsored. Of these amounts, research and development spending on new products was $6.3 million, $3.1 million and $2.1 million for 1996, 1995 and 1994, respectively.

PATENTS, TRADE NAMES AND TRADEMARKS

    The Registrant applies for and maintains patents, trade names and trademarks where the Registrant believes that such patents, trade names and trademarks are reasonably required to protect the Registrant's rights in its products. The Registrant does not believe that any single patent, trade name or trademark or related group of such rights, other than the "Brenco", "ConMet", "Precision Scientific Petroleum Instruments" and "Herzog" trade names and related trademarks, and the "Mechanical Diode -Registered Trademark- one-way clutch" patent license are materially important to its businesses or its ability to compete. In many instances the Registrant's technology is not patented but is maintained by the Registrant as proprietary.

SEASONALITY

    In non-recessionary times, the Registrant's first quarter has historically been the strongest quarter of the year. During the second and fourth quarters, the Registrant traditionally encounters scheduled vacation and holiday shutdowns and slowdowns at customers' manufacturing plants.

EMPLOYEES

    As of January 31, 1997, the Registrant employed a total of 2,850 persons, 2,608 of whom were employed in its Transportation Products segment, 221 of whom were employed in its Analytical Instruments segment and 21 of whom were employed at the Registrant's corporate headquarters. Of the employees employed by the Transportation Products and Analytical Instruments segments, 709 and 45, respectively, are covered by collective bargaining agreements. The Registrant believes it has a good working relationship with its employees.

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

    Compliance with these environmental laws and regulations has not had, nor is it expected to have, a material effect on the Registrant's earnings, competitive position or capital expenditures through fiscal 1998. The amount of capital expenditures expected to be spent on environmental compliance costs in fiscal 1997 and 1998 are approximately $1,305,000 and $95,000, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Officers" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is incorporated herein by reference.

Item 2.       PROPERTIES

The following table sets forth certain information with respect to the principal properties of the Registrant. The expiration date of each applicable lease is given for leased properties; all other properties are owned. Unless otherwise noted, all properties are manufacturing facilities. All of the Registrant's listed plants are being utilized, are in good operating condition and are suitable for its current needs. These facilities are expected to meet the Registrant's manufacturing needs in the foreseeable future.

                                             Expiration Date      Approximate
                               Approximate       of Lease          Capacity
Operation                      Square Feet   (if applicable)    Utilization(1)
---------                      -----------   ---------------    --------------

 Executive Office               10,000(2)           10/15/97         N/A
 Naperville, IL

Transportation Products
-----------------------

 Portland, OR                   166,000             N/A              75%
 Clackamas, OR                   55,000             N/A              85%
 Bryson City, NC                162,000             N/A              60%(3)
 Cashiers, NC                    94,000             N/A              85%
 Monroe, NC                     114,000             N/A              90%
 Saginaw, MI                     77,000             N/A              65%
 Melvindale, MI                  45,000             N/A              50%
 Vassar, MI                      76,000             N/A              70%
 Petersburg, VA                 394,000             N/A              55%
 Little Rock, AR                 52,000             N/A              25%
 Louisville, KY                  45,000             1/31/99          25%
 Sparks, NV                      36,000             9/30/00          25%
 Camp Hill, PA                   95,000             N/A              50%
 McPherson, KS                   94,000             N/A              50%
 Halberstadt, Germany            16,000             N/A              50%
 Neitersen, Germany              79,000             12/31/11         50%
 Ploermel, France                70,000             N/A              60%
 Oak Creek, WI                   72,000             N/A              40%
 Bell Gardens, CA                18,000             N/A              40%
 Chicago, IL                     32,000             N/A              50%
 Atchison, KS                    60,000             N/A              45%

Analytical Instruments
----------------------

 Bellwood, IL                    42,000             5/31/01          35%
 San Antonio, TX                 28,000             4/30/99          35%
 Lauda, Germany                  24,000             N/A              20%

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                       PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Reference is made to the information set forth under the captions "Quarterly Market and Dividend Information" and "Shares Listed" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is hereby incorporated herein by reference. Note: The information contained under the caption "Quarterly Market and Dividend Information" in the Registrant's Proxy Statement includes over-the-counter market quotations which reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6.       SELECTED FINANCIAL DATA

Reference is made to the information set forth under the captions "Summary of Operations" and "Summary of Financial Condition" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is hereby incorporated herein by reference.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                       PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is incorporated herein by reference, and to the information set forth under the caption "Executive Officers of the Registrant", which appears as a separate item immediately preceding Item 2 included in PART I hereof, which information is incorporated herein by reference.

None of the executive officers bear any family relationship to one another. The executive officers of the Registrant are elected annually by the Board of Directors.

Item 11.      EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is hereby incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, which information is hereby incorporated herein by reference.

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

       (b)    REPORTS ON FORM 8-K

              None

    (a)(3)
     & (c)    EXHIBITS

              Set forth below is a list of the Exhibits to this Form 10-K in accordance with the requirements of Items 14(a)(3) and (c) of Form 10-K and Item 601 of Regulation S-K:

  (3)  (i)    Registrant's Articles of Incorporation, as amended through May
              26, 1987 (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988) and as further amended through June 17, 1993 (incorporated herein by reference to Exhibit (3)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              January 31, 1996).

      (ii) Registrant's By-laws, as amended through November 20, 1995 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996) as further amended on June 17, 1996 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

  (4)  (a)    Rights Agreement dated as of June 17, 1996 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

       (b) Credit Agreement by and among the Registrant, the Borrowing Subsidiaries and the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

       (c) Amendment No. 1 dated as of October 15, 1996 to Credit Agreement dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1996).

       (d) Amendment No. 2 dated as of January 17, 1997 to Credit Agreement dated as of July 19, 1996.

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

       (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective July 1, 1994 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

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

       (m) Registrant's 1993 Deferred Incentive Stock Purchase Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) as amended on February 3, 1997.

       (n) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994 (incorporated herein by reference to Exhibit
              (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

       (o) Form of Indemnification Agreement Dated as of June 17, 1996 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

 (11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1997, 1996 and 1995.

 (13)         1996 Summary Annual Report to Stockholders.

 (21)         List of Subsidiaries.

 (23)         Consent of Deloitte & Touche LLP.

 (24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1996 Annual Report on Form 10-K.

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


Dated: April 18, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                               Date
---------                   -----                               ----


/s/ Richard L. Wellek       President, Chief Executive          April 18, 1997
Richard L. Wellek           Officer and Director
                            (Principal Executive Officer)





/s/ Richard A. Nunemaker    Vice President, Finance             April 18, 1997
Richard A. Nunemaker        and Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)

Signature                                             Date
---------                                             ----


/s/ Richard A. Nunemaker                              April 18, 1997
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Rudolph Grua, Director


/s/ Richard A. Nunemaker                              April 18, 1997
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Ernest H. Lorch, Director


/s/ Richard A. Nunemaker                              April 18, 1997
------------------------
Richard A. Nunemaker
as attorney-in-fact for
L. William Miles, Director


/s/ Richard A. Nunemaker                              April 18, 1997
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Greg A. Rosenbaum, Director


/s/ Richard A. Nunemaker                              April 18, 1997
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Joseph J. Ross, Director


/s/ Richard A. Nunemaker                              April 18, 1997
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Theodore A. Ruppert, Director

                                  VARLEN CORPORATION
                                   AND SUBSIDIARIES


                              Annual Report (Form 10-K)

                    Consolidated Financial Statements and Schedule

                           Submitted in Response to Item 14

                     Years ended January 31, 1997, 1996 and 1995

                                  VARLEN CORPORATION
                                   AND SUBSIDIARIES

               Index to Consolidated Financial Statements and Schedule

Consolidated financial statements
    incorporated by reference
---------------------------------

The consolidated balance sheets of the Registrant and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of earnings, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended January 31, 1997, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, all contained in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1997, are incorporated herein by reference thereto. The following additional consolidated financial information should be read in conjunction with the consolidated financial statements in such Proxy Statement. All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Additional consolidated financial information
---------------------------------------------

     - Schedule:

         - II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Varlen Corporation
Naperville, Illinois

We have audited the consolidated financial statements of Varlen Corporation and subsidiaries as of January 31, 1997 and 1996, and for each of the three years in the period ended January 31, 1997, and have issued our report thereon dated March 3, 1997; such consolidated financial statements and report are included in your Proxy Statement for the 1997 Annual Meeting of Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Varlen Corporation and subsidiaries, listed in
Item 14. This consolidated financial statement schedule is the responsibility of the corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

March 3, 1997
Chicago, Illinois

                                                                     Schedule II

                                  VARLEN CORPORATION
                                   AND SUBSIDIARIES

                          Valuation and Qualifying Accounts

                          Three years ended January 31, 1997
                                    (in thousands)



                                         Additions
                           Balance at    charged to                      Balance
                           beginning     costs and                       at end
    Description            of Period     expenses        Deductions      of period
    -----------            ---------     --------        ----------      ---------

Allowance for doubtful
accounts (deducted from
accounts receivable):

Year ended 1/31/97          $ 1,318      $ 384(a)       $  247(b)        $ 1,455
Year ended 1/31/96            1,318        407             407(b)          1,318
Year ended 1/31/95            1,207        371(a)          260(b)          1,318

Allowance related to
deferred tax assets:

Year ended 1/31/97          $ 1,570      $ 626          $  959(d)(e)     $ 1,237
Year ended 1/31/96            2,013        355             798(d)(e)       1,570
Year ended 1/31/95            1,465        868(c)(e)       320(d)(e)       2,013


(a) Includes additions from companies acquired during the period.

(b) Write-offs, net of recoveries, foreign currency translation adjustments and reserves related to certain companies disposed of during the period.

(c) Includes $748 related to acquired net operating losses.

(d) Current and projected utilization and current expiration of acquired operating losses.

(e) The amounts were offset against goodwill and not net earnings.

                                  INDEX TO EXHIBITS

  (3)  (i)    Registrant's Articles of Incorporation, as amended through May
              26, 1987 (incorporated herein by reference to Exhibit (3)(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988) and as further amended through June 17, 1993 (incorporated herein by reference to Exhibit (3)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              January 31, 1996).

      (ii) Registrant's By-laws, as amended through November 20, 1995 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996) as further amended on June 17, 1996 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

  (4)  (a)    Rights Agreement dated as of June 17, 1996 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

       (b) Credit Agreement by and among the Registrant, the Borrowing Subsidiaries and the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

       (c) Amendment No. 1 dated as of October 15, 1996 to Credit Agreement dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1996).

       (d) Amendment No. 2 dated as of January 17, 1997 to Credit Agreement dated as of July 19, 1996.

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

       (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective July 1, 1994 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

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

       (m) Registrant's 1993 Deferred Incentive Stock Purchase Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) as amended on February 3, 1997.

       (n) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994 (incorporated herein by reference to Exhibit
              (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

       (o) Form of Indemnification Agreement Dated as of June 17, 1996 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

 (11) Computation of Per Share Earnings for the Fiscal Years Ended January 31, 1997, 1996 and 1995.

 (13)         1996 Annual Report to Stockholders.

 (21)         List of Subsidiaries.

 (23)         Consent of Deloitte & Touche LLP.

 (24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1996 Annual Report on Form 10-K.

 (27)         Financial Data Schedule.