Form 10-Q
period 1997-05-03
VARLEN CORP
filed 1997-06-16
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997
                                   OR

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

     Yes            X                         No

At June 2, 1997, approximately 5,787,388 shares, par value $.10 per share, of common stock of the Registrant were outstanding.


PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)


                                       May 3,           January 31,
                                       1997                1997

Assets
Cash and cash equivalents          $    2,139         $     3,133

Accounts receivable, less
allowance for doubtful accounts
$1,401 and $1,455                      67,818              62,088

Inventories:
Raw materials                          24,146              23,795
Work in process                        17,107              17,285
Finished goods                         11,136              12,551
                                       52,389              53,631

Deferred and refundable income
taxes                                   7,579               8,244
Other current assets                    7,780               5,357
Total current assets                  137,705             132,453

Property, plant, and equipment        202,872             200,439
Less: accumulated depreciation         79,838              75,859
                                      123,034             124,580

Goodwill and other intangible
assets, net                           131,313             133,419
Investments and other assets            4,115               3,426
                                   $  396,167         $   393,878


Liabilities and Stockholders' Equity

Current maturities of long-term
debt                               $    2,210         $     2,273
Accounts payable                       28,376              26,623
Accrued expenses                       28,936              32,366
Income taxes payable                    4,786               1,730
Total current liabilities              64,308              62,992

Long-term debt:
Convertible subordinated
debentures                             69,000              69,000
Other long-term debt                  112,056             115,353
Total long-term debt                  181,056             184,353

Deferred income taxes                  16,089              16,252
Other liabilities                      20,671              20,295

Common stock                              579                 576
Other stockholders' equity            113,464             109,410
                                   $  396,167         $   393,878

See Notes to Condensed Consolidated Financial Statements



VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)


                                       Three Months Ended
                                        May 3,     May 4,
                                         1997       1996

Net sales                            $  123,975   $ 91,975

Cost of sales                            94,570     68,178

Gross profit                             29,405     23,797

Selling, general and
administrative expenses                  17,198     14,254

Interest expense, net                     3,182      1,053

Earnings before income taxes              9,025      8,490

Income taxes                              4,016      3,668

Net earnings                         $    5,009   $  4,822

Earnings per share:

Primary                              $     0.84   $   0.79

Fully diluted                        $     0.63   $   0.60


Weighted average number of
shares outstanding - primary              5,959      6,095

Weighted average number of
shares outstanding - fully diluted        9,048      9,159


Dividends per common share           $     0.09   $   0.09

See Notes to Condensed Consolidated Financial Statements



VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)


                                            Three Months Ended
                                            May 3,        May 4,
                                             1997          1996

Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings                              $  5,009      $  4,822
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
Depreciation                                 4,380         2,896
Amortization                                 1,492           576
Deferred income taxes                          (10)           17
Change in assets and liabilities
net of effects from purchased and
sold businesses:
Accounts receivable, net                    (6,169)       (3,262)
Inventories                                    832        (1,151)
Refundable income taxes                        665           ---
Other current assets                        (2,486)          485
Accounts payable                             1,827         1,489
Accrued expenses                            (2,294)       (4,300)
Income taxes payable                         2,987         3,066
Other noncurrent assets                     (1,052)         (128)
Other noncurrent liabilities                   401            89

Total adjustments                              573          (223)

Net cash provided by operating
activities                                   5,582         4,599

Cash flows from investing activities:
Fixed asset expenditures                    (3,751)       (4,983)
Purchases of long-term investments            (284)         (478)
Disposals and other changes in
property, plant and equipment                  405            (6)

Net cash used in investing activities       (3,630)       (5,467)

Cash flows from financing activities:
Proceeds from debt                             244            26
Payments of debt                            (3,314)         (134)
Issuance of common stock under
option plans                                   140            32
Cash received on stock subscriptions            70            78
Purchase of treasury stock                     ---        (1,666)
Cash dividends paid                            ---          (530)

Net cash used in financing activities       (2,860)       (2,194)

Effect of exchange rate changes on cash        (86)          (58)

Net decrease in cash and cash equivalents     (994)       (3,120)
Cash and cash equivalents at beginning
of year                                      3,133        22,915

Cash and cash equivalents at end of
period                                    $  2,139      $ 19,795

See Notes to Condensed Consolidated Financial Statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at May 3, 1997 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   Long-term debt at period end is comprised of the following
     (in thousands):

                                         May 3,  January 31,
                                         1997          1997
     Term loan                          $105,500    $107,000
     Revolving credit facility             2,200       4,000
     6.5% convertible debentures
     due 2003                             69,000      69,000
     Industrial revenue bonds and
     other debt                            6,566       6,626
                                         183,266     186,626
     Less current maturities              (2,210)     (2,273)
     Long-term debt                     $181,056    $184,353


     On July 19, 1996, the Company entered into a $190 million term loan and revolving credit agreement (the "Agreement") which replaced its $80 million revolving credit facility. This Agreement was obtained to facilitate the Brenco, Incorporated acquisition as well as future acquisitions. As amended on October 15, 1996, the Agreement is in the form of two facilities. Facility "A" is a term-loan with a total capacity of $110 million and facility "B" is a revolving credit facility with an $80 million capacity. The term-loan comes due on July 19, 2002 and requires escalating quarterly principal payments which began in October 1996. The revolving credit facility requires no prepayments and comes due on July 19, 2002 with two optional one year extensions. The Agreement provides for interest at one of three market interest rates selected by the Company plus an applicable margin which is dependent upon the market interest rate chosen and the relationship of debt to cash flow. The highest interest rate under the Agreement was the prime rate with maximum commitment fees of 3/8 of 1% on the unused portion of the line of credit. The average interest rate on $40 million of this debt was fixed through interest rate swap agreements at approximately 7.0% which includes the current applicable margin. The interest rate swap agreements cover periods which can range from one to three years and were entered into in the third quarter of 1996. The average interest rate on all of the Company's long-term debt during the first quarter of 1997 was approximately 7.0%.

3.   Supplemental Cash Flow Information
     (in thousands):

                                             Quarter Ended
                                           May 3,      May 4,
                                            1997        1996
     Cash paid during the year-to-date
       period for:

     Interest                              $ 2,007     $ 108

     Income taxes (net)                    $   111     $ 433


4.   Business Segment Information
     (in thousands):

                                             Quarter Ended
                                           May 3,      May 4,
                                            1997        1996
     Net Sales:

     Transportation products             $116,002     $ 77,589
     Analytical instruments                 7,973       14,386

                                         $123,975     $ 91,975

     Operating profits (1):

     Transportation products             $ 13,001     $  8,941
     Analytical instruments                 1,012        2,034

                                         $ 14,013     $ 10,975

     (1) Before interest and general corporate expenses.

5.   Acquisition:

     On June 15, 1996, the Company, a wholly-owned subsidiary of the Company and Brenco, Incorporated ("Brenco"), a manufacturer and reconditioner of specialized tapered roller bearings for the railroad industry with headquarters in Virginia, entered into an acquisition agreement for the purchase of all of Brenco's outstanding common stock for $16.125 per share. As a result of the tender offer which expired on July 18, 1996, the Company owned approximately 96% of the outstanding common stock of Brenco. On August 23, 1996, the remaining non-tendered shares were canceled and converted into the right to receive $16.125 per share, making Brenco a wholly-owned subsidiary of the Company. The total purchase price for the common stock of Brenco was approximately $165 million in cash and was financed within a $190 million credit facility from the Company's existing bank group plus cash on hand. The consolidated results of operations on a pro forma basis as though Brenco had been acquired on February 1, 1996, are as follows (in thousands):

                                                Quarter Ended
                                              May 3,     May 4,
                                              1997         1996
     Net Sales                             $ 123,975  $ 122,297

     Net earnings                          $   5,009  $   5,161

     Net earnings per share -
     primary                                    $.84       $.85

     Net earnings per share -
     fully diluted                              $.63       $.64


6.   Divestitures:

     On July 30, 1996, the Company sold the laboratory appliance division of its Precision Scientific, Inc.
     subsidiary, a manufacturer of research laboratory appliances for approximately $12.0 million net of selling costs. Net sales from this entity were $4.6 million for the first quarter of fiscal 1996.

7.   Stock Purchase:

     On January 4, 1996, the Company's Board of Directors authorized the purchase of up to 500,000 shares of its Common Stock or the equivalent amount of its 6 1/2 percent convertible subordinated debentures by the Company. As of May 3, 1997, approximately 320,000 shares of Common Stock or its equivalent are available to be repurchased under this authorization.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE-MONTH PERIOD
                        ENDED MAY 3, 1997
Overview

     The Company designs, manufactures and markets a diverse range of products in its transportation products and analytical instruments business segments. These products are marketed to the railroad, heavy-duty truck and trailer, automotive, and petroleum industries. The demand for the Company's products by many of these industries is affected by domestic as well as international economic conditions. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand, the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

     The Company's sales in the three months ended May 3, 1997, were $124.0 million, up $32.0 million or 34.8% from sales of $92.0 million in the comparable 1996 period. Sales increased substantially in the transportation products segment and declined in the analytical instruments segment.

     Net earnings for the first three months of 1997 increased 3.9% to $5.0 million from $4.8 million in the first quarter of 1996. Earnings were $.63 per share on a fully diluted basis for the first quarter of 1997 compared to $.60 per share on a fully diluted basis in the first quarter of 1996. Operating profit changes corresponded to revenue changes with the transportation products segment having increased operating profit while analytical instruments' earnings declined.

     On a business segment basis, revenues in the transportation products segment for the three months ended May 3, 1997, were $116.0 million, compared to $77.6 million in the prior year equivalent period. Sales increased in all business areas within this segment. Operating profit at this segment in the first three months of 1997 increased 45.4% to $13.0 million (11.2% of segment sales) from $8.9 million (11.5% of segment sales) in the comparable 1996 period. Operating profit increased at all business areas following the revenue trend.

     Heavy-duty truck and trailer sales were higher in the 1997 period despite a decline in industry-wide sales vs. the comparable 1996 period. The increase in sales was due primarily to new products as well as greater penetration at existing customers. During the quarter, the Company's largest customer continued to increase the production of a new vehicle introduced in 1996. This truck has significantly higher product content than the model it is replacing. Heavy-duty truck and trailer earnings increased in the 1997 quarter as compared to the 1996 period, following the increase in revenue. Automotive industry sales were relatively level with the prior year's first quarter. However, sales at the Company's automotive components business increased as a result of favorable product mix, increased export revenues, and new program introductions. Despite a reduction of operating income of approximately $850,000 as a result of development and start-up costs for the new Mechanical Diode one-way clutch, earnings at this business improved in 1997 compared to the 1996 first quarter. Railroad industry demand, as measured by new railcar builds and new locomotive builds, decreased in the first quarter compared to the equivalent period in 1996, although production of both improved towards the end of the first quarter. Lower production resulted from weather problems and program deferrals at Eastern Class 1 railroads. Revenue ton-miles increased to record levels during the 1997 quarter. Despite industry conditions, sales increased significantly at the Company's railroad components business, principally as a result of two acquisitions in the second half of 1996. Correspondingly, operating profit followed the revenue trend and was up primarily as a result of the acquisitions.

     Sales in the analytical segment for the quarter ended May 3, 1997, decreased 44.6% to $8.0 million, compared to $14.4 million in the 1996 period. The bulk of the sales decrease resulted from the July 1996 sale of a business that generated $4.6 million of sales in the first quarter of 1996. However, sales in the remaining business in this segment were also lower as North American order patterns declined. Operating profit for the analytical instruments segment for the first three months of 1997 decreased to $1.0 million (12.7% of segment sales) compared to $2.0 million (14.1% of segment sales). Again, the greatest portion ($.6 million) of the decline resulted from the sale of the non-strategic business in July 1996. The remainder of the decline occurred in the petroleum instrumentation business.

     Consolidated gross margin declined to 23.7% in the first
quarter of 1997 from 25.9% in 1996.   The decline was due
principally to the 1996 sale of a non-core business which had a gross margin percent significantly greater than the consolidated gross margin percent. On an individual segment basis, the transportation gross margin percent declined as a result of product mix at the heavy-duty truck business as well as costs related to the start-up of the Mechanical Diode one-way clutch at the automotive business. Gross margin increased at the analytical instruments segment solely as a result of the 1996 non-core disposition.

     Selling, general and administrative expenses of $17.2 million or 13.9% of sales in the first three months of 1997 compared to $14.3 million or 15.5% of sales in the prior year's comparable period. Most of the dollar increase in selling, general and administrative expenses resulted from two acquisitions, net of one divestiture. The decrease in selling, general and administrative expenses percentage also resulted from the two acquisitions and one disposition in the last half of 1996. The acquisitions had a lower percentage expense than the consolidated percent, and the disposition had a higher percent expense.

     Gross interest expense for the quarter ended May 3, 1997, was $3.2 million up from $1.3 million in the prior year's comparable period. The increase resulted from higher debt incurred for acquisitions. Interest income declined $.2 million in the first quarter of 1997 as a result of lower cash and investment balances.

     Income taxes were provided at an effective rate during the 1997 quarter of 44.5% compared to 43.2% in the comparable 1996 period. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations, and state income taxes.

Capital Resources and Liquidity

     During the three-month period ended May 3, 1997, the Company generated $5.6 million of cash from operating activities. As of May 3, 1997, the Company's working capital was $73.4 million, its total assets were $396.2 million, its total debt was $183.3 million, and its stockholders' equity was $114.0 million.

     Investing activities during the three-month period ended May 3, 1997, included capital expenditures of $3.8 million. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. To support its investing activities, the Company has a $190.0 million term loan and revolving credit agreement which was entered into in 1996 and expires on July 19, 2002. The $110.0 million term loan portion of this facility was used to finance a large acquisition in 1996. The $80.0 million revolving credit facility will be used by the Company as the principal source of acquisition funding. At May 3, 1997, the Company had $105.5 million outstanding under the term loan portion of the facility and $2.2 million outstanding under the revolving credit portion of the facility. The percentage of debt to total capitalization at May 3, 1997, was 61.6%, down slightly from 62.9% at January 31, 1997. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures, and scheduled debt repayments.

                   PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 29, 1997, the stockholders voted on one item. The item voted on and the results of the voting were as follows:

                                         For       Withheld
1.     Elect a Board of Directors:
       Ernest H. Lorch                4,936,270      94,273
       Richard L. Wellek              4,936,270      94,273
       Rudolph Grua                   5,029,227       1,316
       L. William Miles               5,028,749       1,794
       Joseph J. Ross                 5,029,249       1,294
       Greg A. Rosenbaum              4,935,770      94,773
       Theodore A. Ruppert            5,026,726       3,817

Total number of shares eligible
to be voted at the Annual Meeting
of Stockholders.                                  5,780,822



Item 6.              Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 10 (l) - First Amendment to the Varlen Corporation
      1993 Directors Incentive Stock Grant Plan.

      Exhibit 11 - Computation of Per Share Earnings.

      Exhibit 27 - Financial Data Schedule.

  (b) Reports on Form 8-K

      None

Safe Harbor Provision

This Quarterly Report contains outlook and other forward-looking statements which are not historical facts. These forward-looking statements are based upon certain assumptions about a number of important factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting these factors, that they are subject to change at any time and that any such change could cause the Company's actual results to differ materially from those projected in its forward-looking statements. Among the factors that could cause actual results to differ materially are: expectations of market growth and size; the demand for the Company's products and other market acceptance risks; the presence in the market of competitors with greater financial resources, and the impact of competitive products and pricing: actual product purchases under existing purchase agreements and the loss of any significant customers; general market conditions; the ability of the Company to develop new products; capacity and supply constraints or difficulties; productivity and efficiency of operations; availability of resources; the results of the Company's financing efforts; the effect of the Company's accounting policies; and the effects of general economic, trade, legal, social and economic conditions. Other risk factors may be detailed from time to time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update its forward-looking statements or advise of changes in the assumptions and factors on which they are based.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Varlen Corporation
                                               (Registrant)

June 16, 1997                       By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)






                          EXHIBIT INDEX


Exhibit No.                                       Page No.

10(l) First Amendment to the Varlen Corporation
      1993 Directors Incentive Stock Grant Plan     15

11    Computation of Per Share Earnings             17

27    Financial Data Schedule                       19