Form 10-Q
period 1997-08-02
VARLEN CORP
filed 1997-09-24
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        August 2, 1997
                               OR

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

     Yes   X                         No

At September 12, 1997, approximately 8,849,873 shares, par value
$.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)
                                             August 2,          January 31,
                                               1997                1997

Assets
Cash and cash equivalents                       6,194               3,133

Accounts receivable, less allowance for
doubtful accounts of $1,371 and $1,455         63,704              62,088

Inventories:
  Raw materials                                21,521              23,795
  Work in process                              17,491              17,285
  Finished goods                               14,534              12,551
                                               53,546              53,631

Deferred and refundable income taxes            5,457               8,244
Other current assets                            7,219               5,357
   Total current assets                       136,120             132,453

Property, plant, and equipment                207,693             200,439
Less: accumulated depreciation                 84,348              75,859
                                              123,345             124,580

Goodwill and other intangible assets, net     132,404             133,419
Investments and other assets                    4,131               3,426
                                              396,000             393,878

Liabilities and Stockholders' Equity

Current maturities of long-term debt              132               2,273
Accounts payable                               29,273              26,623
Accrued expenses                               31,250              32,366
Income taxes payable                            1,495               1,730
   Total current liabilities                   62,150              62,992

Long-term debt:
   Convertible subordinated debentures
   (note 7)                                    69,000              69,000
   Other long-term debt                       108,849             115,353
Total long-term debt                          177,849             184,353

Deferred income taxes                          14,718              16,252
Other liabilities                              23,747              20,295

Common stock (note 7)                             579                 576
Other stockholders' equity (note 7)           116,957             109,410
                                              396,000             393,878

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)


                                    Three Months Ended     Six Months Ended
                                   August 2, August 3,   August 2,  August 3,
                                      1997     1996         1997       1996

Net sales                           125,471   91,025      249,446    183,000

Cost of sales                        95,074   68,546      189,644    136,724

Gross profit                         30,397   22,479       59,802     46,276

Selling, general and administrative
expenses                             17,616   14,093       34,815     28,347

Gain on sale of business                ---    3,730          ---      3,730

Interest expense, net                 2,983    1,426        6,164      2,479

Earnings before income taxes          9,798   10,690       18,823     19,180

Income taxes                          4,360    4,790        8,376      8,458

Net earnings                          5,438    5,900       10,447     10,722

Earnings per share (note 7):

   Primary                             0.89     0.98         1.72       1.77

   Fully diluted                       0.66     0.73         1.29       1.33

Weighted average number of shares
 outstanding - primary  (note 7)      6,111     6,016        6,061     6,054

Weighted average number of shares
 outstanding - fully diluted
 (note 7)                             9,206     9,070        9,197     9,109


Dividends per common share             0.09      0.09         0.18      0.18


See Notes to Condensed Consolidated Financial Statements


VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                                Six Months Ended
                                              August 2,     August 3,
                                                1997          1996

Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings                                    10,447        10,722
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation                                   9,503         6,286
  Amortization                                   2,844         1,105
  Deferred income taxes                            166           354
  Gain on sale of business                         ---        (3,730)
  Change in assets and liabilities net of
   effects from purchased and sold businesses:
    Accounts receivable, net                    (2,139)          923
    Inventories                                   (788)       (3,113)
    Refundable income taxes                      2,497           ---
    Other current assets                        (1,861)         (165)
    Accounts payable                             2,549         4,306
    Accrued expenses                            (1,217)       (2,877)
    Income taxes payable                          (347)        1,793
    Other noncurrent assets                     (1,301)         (159)
    Other noncurrent liabilities                 1,094           830

     Total adjustments                          11,000         5,553

     Net cash provided by operating
      activities                                21,447        16,275

Cash flows from investing activities:
 Fixed asset expenditures                      (10,160)       (9,762)
 Cost of purchased business, net of
  cash acquired                                    ---      (143,259)
 Proceeds from the sale of investments             ---         4,294
 Sale of business                                  ---        12,474
 Disposals and other changes in property,
  plant and equipment                            1,220           189

     Net cash used in investing activities      (8,940)     (136,064)

Cash flows from financing activities:
 Proceeds from debt                                225       105,184
 Payments of debt                               (8,911)       (1,393)
 Issuance of common stock under option plans       280            49
 Cash received on stock subscriptions              154            78
 Purchase of treasury stock                        ---        (3,241)
 Cash dividends paid                            (1,041)       (1,049)

     Net cash (used in)/provided by financing
      activities                                (9,293)       99,628

Effect of exchange rate changes on cash           (153)          (50)

Net increase/(decrease) in cash and cash
 equivalents                                     3,061       (20,211)
Cash and cash equivalents at beginning of year   3,133        22,915

Cash and cash equivalents at end of period       6,194         2,704

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at August 2, 1997 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   Long-term debt at period end is comprised of the following
     (in thousands):

                                       August 2,    January 31,
                                         1997          1997

     Term loan                          104,000     107,000
     Revolving credit facility                _       4,000
     6.5% convertible debentures due
      2003                               69,000      69,000
     Industrial revenue bonds and
      other debt                          4,981       6,626
                                        177,981     186,626
     Less current maturities               (132)     (2,273)
     Long-term debt                     177,849     184,353

     On July 19, 1996, the Company entered into a $190 million term loan and revolving credit agreement (the "Agreement") which replaced its $80 million revolving credit facility. This Agreement was obtained to facilitate the Brenco, Incorporated acquisition as well as future acquisitions. As amended on October 15, 1996, the Agreement is in the form of two facilities. Facility "A" is a term-loan with a total capacity of $110 million and facility "B" is a revolving credit facility with an $80 million capacity. The term-loan comes due on July 19, 2002 and requires escalating quarterly principal payments which began in October 1996. The revolving credit facility requires no prepayments and comes due on July 19, 2002 with two optional one year extensions. The Agreement provides for interest at one of three market interest rates selected by the Company plus an applicable margin which is dependent upon the market interest rate chosen and the relationship of debt to cash flow. The highest interest rate under the Agreement was the prime rate with maximum commitment fees of 3/8 of 1% on the unused portion of the line of credit. The average interest rate on $40 million of this debt was fixed through interest rate swap agreements at approximately 7.0% which includes the current applicable margin. The interest rate swap agreements cover periods which can range from one to three years and were entered into in the third quarter of 1996. The average interest rate on all of the Company's long-term debt during the first six months of 1997 was approximately 6.9%.

3.   Supplemental Cash Flow Information
     (in thousands):

                                          August 2,   August 3,
                                             1997       1996

     Cash paid during the year-to-date
      period for:
        Interest                            6,056         2,470

        Income taxes (net)                  5,245         6,204

     Purchase of business:

         Fair value of assets acquired          -       201,785

         Cash paid, net of cash acquired        -       143,259

         Liabilities assumed                    -        58,526

4.   Business Segment Information
     (in thousands):
                                    Quarter Ended         Six Months Ended
                                 August 2,   August 3,   August 2,  August 3,
                                   1997        1996        1997        1996

     Net sales:
 Transportation products         116,363      79,604     232,365     157,193
 Analytical instruments            9,108      11,421      17,081      25,807

                                 125,471      91,025     249,446     183,000

 Operating profits (1):

 Transportation products          13,452       8,566      26,453     17,507
 Analytical instruments (2)        1,248       4,811       2,260      6,845

                                  14,700      13,377      28,713     24,352

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

                                    Quarter Ended        Six Months Ended
                                 August 2, August 3,    August 2, August 3,
                                  1997        1996        1997        1996

     Net Sales                  125,471    121,580      249,446   243,877

     Net earnings                 5,438      6,284       10,447    11,445

     Net earnings per share -
     primary                        .89       1.04         1.72      1.89

     Net earnings per share -
     fully diluted                  .66        .77         1.29      1.41

6.   Divestitures:

     On July 30, 1996, the Company sold its laboratory appliance division of its Precision Scientific, Inc. subsidiary, a manufacturer of research laboratory appliances for approximately $12.0 million net of selling costs. This sale resulted in a gain of $3,730,000 ($2,100,000 after-tax) or $.23 per fully diluted share. Net sales from this entity for the first half of fiscal 1996 were approximately $8.6 million and were $4.0 million for the second quarter of fiscal 1996.

7.   Subsequent Event:

     On August 19, 1997, the Company announced its intention to redeem for cash all of the Company's then outstanding 6 1/2 percent Convertible Subordinated Debenture due in 2003 (the "Debentures") on September 4, 1997. The holders had the option of redeeming the Debentures for cash including a premium and accrued interest or converting the Debentures into Common Stock of the Company at a ratio of 44.2688 shares of Common Stock per $1,000 bond. At the close of business on September 4, all but $2,000 par value of the Debentures outstanding had been converted into common stock of the Company. The remaining $2,000 of bonds were redeemed for cash. The conversion of the $69 million of Debentures increased the outstanding Common Stock of the Company by approximately 3.1 million shares to 8.9 million shares of Common Stock as of September 12, 1997.

8.   New Accounting Standards:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments and disclosures about products and services, geographic areas, and major customers.

     SFAS Nos. 130 and 131 are effective beginning in the Company's 1998 fiscal year. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of the adoption of SFAS Nos. 130 and 131 has not yet been fully determined.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE SIX-MONTH PERIOD
                      ENDED AUGUST 2, 1997

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

Results of Operations

The Company's sales in the six months ended August 2, 1997 were $249.5 million or 36.3% greater than the $183.0 million achieved in the first six months of 1996. For the second quarter of 1997, sales were $125.5 million, up $34.5 million or 37.8% from sales of $91.0 million in the comparable 1996 period.
During both periods, sales increased in the transportation products segment but declined in the analytical instruments segment. On July 18, 1996, the Company acquired 96% of the stock of Brenco, Incorporated ("Brenco") and on August 23, 1996, acquired the remaining ownership of Brenco. Accordingly, the proportionate share of revenues and earnings has been included since these dates in the transportation segment.

Net earnings for the first six months of 1997 decreased to $10.4 million from $10.7 million in 1996's first half. Earnings per share for the first six months in 1997 were $1.29 per share on a fully diluted basis which compared to $1.33 per share fully diluted in the comparable 1996 period. During the second quarter ended August 2, 1997, net earnings decreased to $5.4 million from $5.9 million in the same 1996 quarter. Earnings per share were $.66 on a fully diluted basis for the second quarter of 1997 compared to $.73 per share on a fully diluted basis in the equivalent 1996 period. On July 30, 1996, the Company sold the laboratory appliance division of its Precision Scientific, Inc. subsidiary resulting in an after tax gain of $2.1 million ($3.7 million pretax), or $.23 per fully diluted share during the 1996 second quarter. Excluding this gain, earnings increased by 42.5% in the 1997 second quarter and by 21.0% during the first half of 1997 compared to the 1996 periods. In both 1997 periods, operating profit increased in the transportation products segment and declined in the analytical instruments segment as the result of a 1996 disposition. The effects of foreign currency translation were not material in any periods presented.

On a business segment basis, revenues in the transportation products segment for the quarter and six months ended August 2, 1997, were $116.4 million and $232.4 million, respectively, as compared to $79.6 million and $157.2 million in the comparable prior year periods. During the second quarter and year-to-date period, sales increased in all three transportation businesses, including the effects of the railroad products acquisitions. Operating profit in the first six months of 1997 was $26.5 million (11.4% of segment sales), up from $17.5 million (11.1% of segment sales) in the prior year first half. Similarly, operating profit in the 1997 second quarter increased to $13.5 million (11.6% of segment sales) compared to $8.6 million (10.8% of segment sales) in the comparable 1996 period.

Sales to the heavy-duty truck and trailer industry were higher in the 1997 periods than in the prior year. The Company's increase in sales resulted from sales of new products, greater penetration at existing customers, and higher industry production. During the quarter, shipments increased under contracts to produce components for new truck models at two customers. Following the trend in revenues, operating profits increased in this business. Sales to the automotive industry also increased in the 1997 quarter and half compared to the comparable prior year periods. Increased exports and new program introductions including shipments late in the second quarter under a contract with Ford for an application of the Mechanical Diode one-way clutch provided for the increase in sales.
Earnings at the automotive business were lower in both periods compared to 1996 as a result of startup and development costs in the MD clutch of $400,000 and $1,250,000, respectively, in the 1997 second quarter and first half. Excluding these costs, earnings would have been up at this business. Sales at the railroad products business increased in both the quarterly and year-to-date periods principally as a result of 1996 acquisitions. During the second quarter, domestic demand for railcar components increased as a result of increases in build rates at car builders. Operating profit followed the trend in revenues with acquisitions primarily accounting for the improvement in a operating profits.

Sales in the analytical instruments segment for the quarter and six months ended August 2, 1997, decreased to $9.1 million and $17.1 million, respectively, compared to $11.4 million and $25.8 million in the 1996 periods. The decrease in revenues in this segment resulted from the sale of a non-core business in this segment in the second quarter of 1996. Sales of petroleum analyzers, the remaining business, were up in the second quarter as a result of higher non-U.S. demand but flat on a year-to-date basis compared to 1996. Operating profit for the analytical instruments segment for the first six months of 1997 declined to $2.3 million (13.2% of segment sales) compared to $6.8 million (26.5% of segment sales) in the prior year's period. For the 1997 second quarter, operating profit declined to $1.2 million (13.7% of segment sales) compared to $4.8 million (42.1% of segment sales) in the prior year's quarter. Earnings were up in the 1997 quarter and half, however, after excluding the $3.7 million pretax gain on the 1996 sale and pre-disposition earnings of this business.

Consolidated gross margin in the first six months decreased to 24.0% in 1997 from 25.3% in 1996, and during the second quarter consolidated gross margin also decreased to 24.2% from 24.7% in 1996. Gross margin percentages decreased as a result of the 1996 sale of a non-core business which had a gross margin percent significantly greater than the consolidated gross margin percent. Excluding this sale, gross margin percentages for the quarter were up slightly in the transportation segment and down slightly at the analytical instruments segment. On a year-to-date basis, 1997 gross margin percentages for both segments were approximately equal to the prior year excluding the effect of the sale.

Selling, general, and administrative expenses were $34.8
million or 14.0% of sales in the first six months of 1997 compared to $28.3 million or 15.5% of sales in the comparable 1996 period. During the second quarter of 1997, selling, general, and administrative expenses were $17.6 million or 14.0% of sales compared to $14.1 million or 15.5% of sales in the prior year's comparable period. Most of the dollar increase in selling, general and administrative expenses resulted from two acquisitions, net of one divestiture. The decrease in selling, general and administrative expense percentages also resulted primarily from the two acquisitions and one divestiture in the last half of 1996 as well as efficiencies on higher sales volume.

Gross interest expense for the quarter and six months ended August 2, 1997, was $3.1 million and $6.3 million, respectively, compared to $1.6 million and $2.9 million for the prior year's comparable periods. The increase in gross interest expense is a result of borrowings to finance acquisitions.

Income taxes were provided at an effective rate during the second quarter and first six months of 1997 of 44.5% compared to 44.8% and 44.1%, respectively, in both the comparable 1996 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations, and state income taxes.

Capital Resources and Liquidity

During the second quarter and six-month periods ended August
2, 1997, the Company generated $15.6 and $21.2 million, respectively, of cash from operating activities. As of August 2, 1997, the Company's working capital was $74.0 million, total assets were $396.0 million, total debt, excluding current portion, was $177.8 million and stockholders' equity was $117.5 million. Subsequent to the end of the quarter the company announced redemption of its 6 1/2% convertible subordinated debentures as of September 4, 1997. The effect of this transaction was to decrease long-term debt by $69 million and increase stockholders' equity by approximately $67 million representing approximately 3 million additional shares of common stock outstanding.

Investing activities during the second quarter and six-month periods ended August 2, 1997 included capital expenditures of $6.4 million and $10.2 million, respectively. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. To support its investing activities, the Company has a $190.0 million term loan and revolving credit agreement which was entered into in 1996 and expires on July 19, 2002. The $110.0 million term loan portion of this facility was used to finance a large acquisition in 1996. The $80.0 million revolving credit facility will be used by the Company as the principal source of acquisition funding. At August 2, 1997, the Company had $104.0 million outstanding under the term loan portion of the facility.

                   PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 11 - Computation of Per Share Earnings.

        Exhibit 27 - Financial Data Schedule.

    (b) Reports on Form 8-K

        A Form 8-K dated August 25, 1997 was filed regarding the
        Registrant increasing the size of its Board of Directors from seven to eight persons and the appointment of its President and Chief Operating Officer to its board of directors.

        A Form 8-K dated September 5, 1997 was filed regarding the completion of the Registrant's call on its $69 million of Convertible Subordinated Debentures.

Safe Harbor Provision

This Quarterly Report contains outlook and other forward-looking statements which are not historical facts. These forward-looking statements are based upon certain assumptions about a number of important factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting these factors, that they are subject to change at any time and that any such change could cause the Company's actual results to differ materially from those projected in its forward-looking statements. Among the factors that could cause actual results to differ materially are: expectations of market growth and size; the demand for the Company's products and other market acceptance risks; the presence in the market of competitors with greater financial resources, and the impact of competitive products and pricing; actual product purchases under existing purchase agreements and the loss of any significant customers; general market conditions; the ability of the Company to develop new products; capacity and supply constraints or difficulties; productivity and efficiency of operations; availability of resources; the results of the Company's financing efforts; the effect of the Company's accounting policies; and the effects of general economic, trade, legal, social and economic conditions. Other risk factors may be detailed from time to time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update its forward-looking statements or advise of changes in the assumptions and factors on which they are based.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Varlen Corporation
                                        (Registrant)




September 12, 1997                  By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

                          EXHIBIT INDEX


Exhibit No.                                       Page No.

11    Computation of Per Share Earnings             17

27    Financial Data Schedule                       19