Form 10-Q
period 1997-11-01
VARLEN CORP
filed 1997-12-10
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 1, 1997
                               OR
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

Registrant's telephone number including area code (630)420-0400

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                         No

At December 5, 1997, approximately 13,306,000 shares, par value
$.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)

                                  November 1,      January 31,
                                    1997             1997
Assets
Cash and cash equivalents            4,946            3,133
Accounts receivable, less           72,477           62,088
allowance for doubtful
accounts of $1,688 and $1,455
Inventories:
Raw materials                       17,690           23,795
Work in process                     19,111           17,285
Finished goods                      17,091           12,551
                                    53,892           53,631
Deferred and refundable
income taxes                         5,457            8,244
Other current assets                 7,647            5,357
Total current assets               144,419          132,453
Property, plant, and equipment     210,807          200,439
Less: accumulated depreciation      88,126           75,859
                                   122,681          124,580
Goodwill and other intangible
assets, net                        131,931          133,419
Investments and other assets         9,760            3,426
                                   408,791          393,878
Liabilities and Stockholders' Equity
Current maturities of
long-term debt                         137            2,273
Accounts payable                    34,208           26,623
Accrued expenses                    31,321           32,366
Income taxes payable                 4,013            1,730
Total current liabilities           69,679           62,992
Long-term debt (note 2):
Convertible subordinated
debentures                               0           69,000
Other long-term debt               106,838          115,353
Total long-term debt               106,838          184,353
Deferred income taxes               14,848           16,252
Other liabilities                   24,821           20,295
Common stock (notes 2 and 7)         1,330              576
Other stockholders' equity
(notes 2 and 7)                    191,275          109,410
                                   408,791          393,878

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)

                         Three Months Ended      Nine Months Ended
                       November 1, November 2,  November 1, November 2,
                          1997       1996          1997        1996
(S)
Net sales                135,830    119,898       385,276    302,898
Cost of sales            101,948     91,653       291,592    228,377
Gross profit              33,882     28,245        93,684     74,521
Selling, general and
administrative
expenses                  19,153     17,737        53,966     46,084
Gain on sale of
business                     ---        ---           ---      3,730
Interest expense, net      1,191      3,107         7,356      5,586
Earnings before income
taxes                     13,538      7,401        32,362     26,581
Income taxes               5,863      3,264        14,240     11,722
Net earnings               7,675      4,137        18,122     14,859
Earnings per share
(notes 2 and 7):
Primary                     0.61       0.46          1.77       1.64
Fully diluted               0.52       0.35          1.38       1.24
Weighted average number
of shares outstanding
- primary
(notes 2 and 7)           12,536      9,014        10,227      9,057
Weighted average number
of shares outstanding
- fully diluted
(notes 2 and 7)           13,845     13,596        13,812     13,638
Dividends per common
share (note 7)              0.06       0.06          0.18       0.18

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars

                                             Nine Months Ended
                                       November 1,         November 2,
Increase (Decrease) in Cash                1997                1996
Cash flows from operating activities:
Net earnings                              18,122              14,859
Adjustments to reconcile net earnings
to net cash providedby operating
activities:
Depreciation                              14,312              11,304
Amortization                               5,344               2,392
Deferred income taxes                        309                 230
Gain on sale of business                     ---              (3,730)
Change in assets and liabilities
net of effects from purchased
and sold businesses:
Accounts receivable, net                 (11,446)             (4,911)
Inventories                               (1,653)             (2,291)
Refundable income taxes                    2,497                 ---
Other current assets                      (2,412)                471
Accounts payable                           8,663               2,738
Accrued expenses                          (2,424)             (3,933)
Income taxes payable                       2,204               2,528
Other noncurrent assets                   (3,114)               (789)
Other noncurrent liabilities               2,194                 623
Total adjustments                         14,474               4,632
Net cash provided by operating
activities                                32,596              19,491
Cash flows from investing activities:
Fixed asset expenditures                 (14,398)            (14,549)
Cost of purchased business,
net of cash acquired                      (5,844)           (148,125)
Proceeds from the sale of
investments                                  ---               4,294
Sale of business                             ---              12,474
Disposals and other changes in
property, plant and equipment              1,252                 152
Net cash used in investing activities    (18,990)           (145,754)
Cash flows from financing activities:
Proceeds from debt                            64             120,241
Payments of debt                         (10,895)             (9,311)
Issuance of common stock under
option plans                                 792                  63
Cash received on stock subscriptions         238                 156
Purchase of treasury stock                   ---              (3,241)
Cash dividends paid                       (1,841)             (1,566)
Net cash (used in)/provided by
financing activities                     (11,642)            106,342
Effect of exchange rate changes on
cash                                        (151)               (102)
Net increase/(decrease) in cash
and cash equivalents                       1,813             (20,023)
Cash and cash equivalents at
beginning of year                          3,133              22,915
Cash and cash equivalents at end of
period                                     4,946               2,892

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at November 1, 1997 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   Long-term debt at period end is comprised of the following
     (in thousands):

                                       November 1,  January, 31,
                                          1997           1997
     Term loan                          102,000        107,000
     Revolving credit facility              ---          4,000
     6.5% convertible debentures
     due 2003                               ---         69,000
     Industrial revenue bonds and
     other debt                           4,975          6,626
                                        106,975        186,626
     Less current maturities               (137)        (2,273)
     Long-term debt                     106,838        184,353

     On July 19, 1996, the Company entered into a $190 million term loan and revolving credit agreement (the "Agreement") which replaced its $80 million revolving credit facility. This Agreement was obtained to facilitate the Brenco, Incorporated acquisition as well as future acquisitions. As amended on October 15, 1996, the Agreement is in the form of two facilities. Facility "A" is a term-loan with a total capacity of $110 million and facility "B" is a revolving credit facility with an $80 million capacity. The term-loan comes due on July 19, 2002 and requires escalating quarterly principal payments which began in October 1996. The revolving credit facility requires no prepayments and comes due on July 19, 2002 with two optional one year extensions. The Agreement provides for interest at one of three market interest rates selected by the Company plus an applicable margin which is dependent upon the market interest rate chosen and the relationship of debt to cash flow. The highest interest rate under the Agreement was the prime rate with maximum commitment fees of 3/8 of 1% on the unused portion of the line of credit. The average interest rate on $40 million of this debt was fixed through interest rate swap agreements at approximately 7.0% which includes the current applicable margin. The interest rate swap agreements cover periods which can range from one to three years and were entered into in the third quarter of 1996. The average interest rate on all of the Company's long-term debt during the first nine months of 1997 was approximately 7.0%.

     On August 19, 1997, the Company announced its intention to redeem for cash all of the Company's then outstanding 6 1/2 percent Convertible Subordinated Debentures due in 2003 (the "Debentures") on September 4, 1997. The holders had the option of redeeming the Debentures for cash including a premium and accrued interest or converting the Debentures into Common Stock of the Company. At the close of business on September 4, all but $2,000 par value of the Debentures outstanding had been converted into common stock of the Company. The remaining $2,000 of bonds were redeemed for cash. The conversion of the $69 million of Debentures increased the outstanding Common Stock of the Company, before the stock split, by approximately 3.1 million shares to 8.9 million shares of Common Stock as of September 12, 1997.

3.   Supplemental Cash Flow Information
     (in thousands):

                                    November 1,     November 2,
                                      1997            1996
     Cash paid during the year-
     to-date period for:
     Interest                        8,075           3,222
     Income taxes (net)              8,929           8,622
     Purchase of business:
     Fair value of assets
     acquired                        5,844         201,785
     Cash paid, net of
     cash acquired                   5,844         148,125
     Liabilities assumed               ---          53,660

4.   Business Segment Information
     (in thousands):

                            Quarter Ended           Nine Months Ended
                       November 1,   November 2,   November 1,  November 2,
                         1997          1996            1997       1996
    Net sales:
    Transportation
    products             126,982     110,097         359,347     267,290
    Analytical
    instruments            8,848       9,801          25,929      35,608
                         135,830     119,898         385,276     302,898

    Operating profits (1):
    Transportation
    products              15,984      10,867          42,437      28,374
    Analytical
    instruments (2)          896       1,420           3,156       8,265
                          16,880      12,287          45,593      36,639

     (1)Before interest and general corporate expenses.
     (2)The 1996 year-to-date amount includes a $3,730,000 gain on the sale of the laboratory appliance division of Precision
        Scientific, Inc.

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

                         Quarter Ended          Nine Months Ended
                    November 1, November 2,  November 1, November 2,
                       1997        1996         1997        1996
     Net Sales       135,830     119,898       385,276     363,775
     Net earnings      7,675       4,137        18,122      15,582
     Net earnings
     per share -
     primary             .61         .46          1.77        1.72
     Net earnings
     per share -
     fully diluted       .52         .35          1.38        1.29

     At the end of the third quarter of 1997, the Company acquired the railroad products business of Ringfeder, GmbH, a subsidiary of Sweden's VBG Produkter AB. Ringfeder is located in Krefeld, Germany. The Company also acquired at the end of the third quarter of 1997 the railroad products division of Hanacke Zelezarny Perovny (HZP) located in Prostejov, Czech Republic which will be operated under the name Wakomp. Both companies manufacture highly engineered, precision-forged railcar cushioning devices for corner buffers. The combined annual sales of these two operations is approximately $12 million. Since the Company has been the major customer of Ringfeder and HZP, some of these revenues will not be incremental as a result of becoming intercompany sales. These acquisitions were made with cash on hand.

6.   Divestitures:

     On July 30, 1996, the Company sold its laboratory appliance division of its Precision Scientific, Inc. subsidiary, a manufacturer of research laboratory appliances for approximately $12.0 million net of selling costs. This sale resulted in a gain of $3,730,000 ($2,100,000 after-tax) or $.15 per fully diluted share. Net sales from this entity for the first half of fiscal 1996 were approximately $8.6 million.

7.   Stock Split:

     On September 29, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable on November 18, 1997, to stockholders of record on October 31, 1997. The split resulted in the issuance of approximately 4.4 million new shares of Common Stock. Subsequently, the quarterly cash dividend of $.09 per share was adjusted to $.06 per share to maintain the net amount of the dividend payment at its previous level. All share and per share amounts have been restated to retroactively reflect the stock split.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTH PERIOD
ENDED NOVEMBER 1, 1997

Overview

The Company designs, manufactures, and markets a diverse range of products in its transportation products and analytical instruments business segments. These products are marketed to the railroad, heavy-duty truck and trailer, automotive, and petroleum industries. The demand for the Company's products by certain of these industries is affected by economic conditions in the United States and internationally. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

The Company's sales in the nine months ended November 1, 1997, were $385.3 million or 27.2% more than the $302.9 million achieved in the first nine months of 1996. For the third quarter of 1997, sales were $135.8 million, up 13.3% from sales of $119.9 million in the comparable 1996 period. In both the quarter and year-to-date periods, sales increased in the transportation segment while sales declined in the analytical instruments segment. On July 18, 1996, the Company acquired 96% of the stock of Brenco, Incorporated ("Brenco") and on August 23, 1996, acquired the remaining ownership of Brenco. Accordingly, the proportionate share of revenues and earnings has been included since these dates in the transportation segment. On November 18, 1997, a three-for-two stock split accounted for as a dividend was paid to shareholders of record as of October 31, 1997. All per share amounts have been restated to reflect this transaction.

Net earnings for the first nine months of 1997 increased 22.0% to $18.1 million from $14.9 million in 1996's first three quarters. Earnings per share for the first nine months in 1997 were $1.38 per share on a fully diluted basis which compared to $1.24 per fully diluted share in the comparable 1996 period. On July 30, 1996, the Company sold the laboratory appliance division of its Precision Scientific, Inc. subsidiary resulting in an after-tax gain of $2.1 million ($3.7 million pretax), or $.15 per fully diluted share during the 1996 second quarter. Excluding this gain, net earnings increased 41.9% in the first nine months of 1997 compared to the prior year.

During the third quarter ended November 1, 1997, net earnings increased to $7.7 million from $4.1 million in the same 1996 quarter. Earnings per share were $.52 on a fully diluted basis for the third quarter of 1997 compared to $.35 per share on a fully diluted basis in the equivalent 1996 period. In the quarter and nine-month period ended November 1, 1997, operating profit increased in the transportation products segment and declined in the analytical instruments segment, following the trend in revenues.

On a business segment basis, revenues in the transportation products segment for the quarter and nine months ended November 1, 1997, were $127.0 million and $359.3 million, respectively, as compared to $110.1 million and $267.3 million in the comparable prior year periods. During the year-to-date period, sales increased in 1997 in all business areas, although excluding the effect of acquisitions, sales of railroad products were approximately equal in both years. During the third quarter of 1997, sales increased at the heavy-duty truck/trailer and automotive businesses while railroad product sales were flat, including the sales from an acquired business. Excluding the acquired sales, railroad sales declined slightly in the third quarter of 1997 compared to the prior year quarter. Operating profit in the first nine months of 1997 was $42.4 million (11.8% of segment sales), up 49.6% from $28.4 million (10.6% of segment sales) in the prior year period. In the 1997 third quarter, operating profit increased 47.1% to $16.0 million (12.6% of segment sales) compared to $10.9 million (9.9% of segment sales) in the comparable 1996 quarter. Operating profit increased in both 1997 periods at all business areas but in the year-to-date period, operating profit of the railroad products area was unchanged compared to 1996, excluding the effects of acquisitions.

Sales to the heavy-duty truck and trailer industry were higher in the 1997 periods than in the prior year. The Company's increase in sales was greater than the industry's due to higher dollar content of the Company's products on several truck models and new products. Sales to the automotive industry increased in the 1997 periods as a result of new products, particularly the Means one-way clutch for which production began in July 1997 for the first original equipment manufacturer application. Sales of railroad products were positively affected in both 1997 periods by the results of acquisitions made in 1996. Excluding these acquisitions, sales were flat to slightly down as a result of lower domestic railcar builds early in 1997 and, in the third quarter, lower sales in India and China as well as a modest North American aftermarket. The effects of foreign currency were not material to this business segment in either period presented.

Sales in the analytical instruments segment for the quarter and nine months ended November 1, 1997, decreased to $8.8 million and $25.9 million, respectively, compared to $9.8 million and $35.6 million in the 1996 periods. The decrease in revenues in this segment in the year-to-date period resulted primarily from the sale of a non-core business in the second quarter of 1996, while in both the quarterly and year-to-date periods, revenues were negatively impacted by currency translation adjustments of $1.0 million and $2.1 million, respectively.

Operating profit for the analytical instruments segment for the first nine months of 1997 decreased to $3.2 million (12.2% of segment sales) compared to $8.3 million (23.2% of segment sales) in the prior year's period. However, 97% of this decline was the result of the non-core disposition in the second quarter of 1996, and the remainder was accounted for by $.4 million of unfavorable currency translation adjustments. For the 1997 third quarter, operating profit decreased to $.9 million (10.1% of segment sales) compared to $1.4 million (14.5% of segment sales) in the prior year's quarter. The decline was the result of foreign currency translation ($.2 million) and higher costs.

Consolidated gross margin in the first nine months declined slightly to 24.3% in 1997 from 24.6% in 1996, while during the third quarter consolidated gross margin increased from 23.6% in 1996 to 24.9% in 1997. The slight decline in the year-to-date period was a result of the disposition in 1996 of a higher margin non-core business in the analytical instruments segment. In the third quarter period, gross margins increased at both segments.

Selling, general, and administrative expenses of $54.0 million or 14.0% of sales in the first nine months of 1997 compared to $46.1 million or 15.2% of sales in the comparable 1996 period. During the third quarter of 1997, selling, general, and administrative expenses were $19.2 million or 14.1% of sales compared to $17.7 million or 14.8% of sales in the prior year's comparable period. In the transportation product segment, selling, general, and administrative expenses decreased as a percent of sales in both periods. This resulted from selling, general and administrative expenses increasing at a lower rate than the increase in sales. At the analytical instruments segment, the expense percent increased in both periods as a result of lower sales while actual expenditures were approximately equal excluding the non-core business sold in 1996.

Net interest expense for the quarter and nine months ended November 1, 1997, was $1.2 million and $7.4 million, respectively, compared to $3.1 million and $5.6 million for the prior year's comparable periods. During the third quarter of 1997, the Company converted substantially all of its 6 1/2% convertible subordinated debentures into equity. As a result, previously accrued interest of $.8 million was reversed at the date of conversion and no further convertible subordinated debt interest accrued. The year-to-date increase reflects borrowings late in the 1996 second quarter to finance the acquisition of Brenco.

Income taxes were provided at an effective rate during the third quarter and first nine months of 1997 of 43.3% and 44.0% compared to 44.1% in both the comparable 1996 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, including that associated with the Brenco acquisition, higher taxes on foreign operations, and state income taxes.

Capital Resources and Liquidity

During the third quarter and nine-month period ended November 1, 1997, the Company generated $11.1 and $32.6 million, respectively, of cash from operating activities. As of November 1, 1997, the Company's working capital was $74.7 million, total assets were $408.8 million, total debt excluding current portion was $106.8 million and stockholders' equity was $192.6 million.
On September 4, the Company redeemed substantially all of its previously unconverted 6 1/2% convertible subordinated debentures. Including debentures converted just prior to the redemption notice, the effect of conversion was to decrease long-term debt by $69 million and increase stockholders' equity by approximately $67 million.

Investing activities during the third quarter and nine-month period ended November 1, 1997, included the acquisition of two businesses in the third quarter for $5.8 million and capital expenditures of $4.2 million and $14.4 million, respectively. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. To support its investing activities, the Company has a $190.0 million term loan and revolving credit agreement which was entered into in 1996 and expires on July 19, 2002. The $110.0 million term loan portion of this facility was used to finance a large acquisition in 1996. The $80.0 million revolving credit facility will be used by the Company as the principal source of acquisition funding. At November 1, 1997, the Company had $102.0 million outstanding under only the term loan portion of the facility.

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11 - Computation of Per Share Earnings.
Exhibit 27 - Financial Data Schedule.

(b) Reports on Form 8-K

None.

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


                                     Varlen Corporation
                                        (Registrant)




December 10, 1997                   By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)



                          EXHIBIT INDEX


Exhibit No.                                       Page No.

11    Computation of Per Share Earnings             17

27    Financial Data Schedule                       19