Form 10-K405
period 1998-01-31
VARLEN CORP
filed 1998-04-20
CIK 103071

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended January 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to ____________________


                           Commission file number 0-5374

                                VARLEN CORPORATION
-------------------------------------------------------------------------------

              (Exact name of Registrant as specified in its charter)

            DELAWARE                                            13-2651100

(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         55 Shuman Boulevard
            P. O. Box 3089
         Naperville, Illinois                                   60566-7089
        ---------------------                                   ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (630) 420-0400
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

                       COMMON STOCK, PAR VALUE $.10 PER SHARE
                       --------------------------------------
                                  (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 1, 1998, was $470,939,366.

The number of outstanding shares of the Registrant's Common Stock, par value $.10 per share, as of the close of business on April 1, 1998, was 13,382,157 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, is incorporated herein by reference to the following extent: Industry Segments and Officers into Part I; Summary of Operations, Summary of Financial Condition, Shares Listed, Quarterly Market and Dividend Information, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows with related Notes and Independent Auditors' Report into Part II; and the information set forth under the captions, Election of Directors, Executive Compensation and Pension Plans, Compensation Committee Interlocks and Insider Participation and Security Ownership of Certain Beneficial Owners and Management into Part III.

                                      PART I

Item 1.   BUSINESS

GENERAL

Varlen Corporation (the "Registrant") designs, manufactures, and markets products used in the manufacturing of transportation equipment (Transportation Products segment) and petroleum analysis equipment (Petroleum Analyzers segment). The companies in each segment have been aggregated based on the similarity of the products manufactured, production processes, types of customers, distribution methods and economic factors impacting the companies in each segment.

The Registrant's principal business strategy is to employ its product development capabilities, advanced manufacturing processes and marketing skills in market niches where the Registrant can achieve a market leadership position. The Registrant's operations are conducted primarily through subsidiaries that are relatively autonomous, while its small corporate headquarters staff provides strategic direction, oversees financial controls and arranges financing. Management's philosophy emphasizes continuous improvements in quality, product performance and delivery time, cost reductions and other value adding activities. Because many markets for the Registrant's products are mature, the Registrant seeks growth opportunities through the development of new products, the improvement of existing products and the acquisition of products that can be sold through its distribution networks. In addition, the Registrant's development efforts increasingly focus on new products specifically designed for international markets.

DEVELOPMENT OF THE COMPANY

The Registrant was founded in 1969 for the purpose of acquiring and managing businesses which manufacture products for several industries. Over the years the Registrant restructured its operations to serve the transportation and petroleum analyzer industries. Acquisitions made within the last five years include the purchases in late 1997 of the railroad divisions of Ringfeder GmbH and Hanacke Zelzarny a Perovny, a.s. suppliers to the Registrant's German railcar cushioning device maker Karl Georg Bahntechnik GmbH which was purchased in late 1996 and the Petrospec-Registered Trademark- product line of portable laboratory and process petroleum analyzers for which it had been the exclusive worldwide distributor of these products; Brenco, Incorporated, purchased in mid 1996, a manufacturer and reconditioner of specialized tapered roller bearings for railroad freight cars and locomotives; and Prime Manufacturing Corporation, purchased in late 1994, a manufacturer of a wide range of products for railroad locomotives including heating, ventilating, air conditioning units and valves. The following provides basic information with respect to the Registrant's current operations:

PRODUCTS AND PRIMARY MARKETS

TRANSPORTATION PRODUCTS

The companies in this segment manufacture components and sub-assemblies for vehicles and rolling stock for original equipment manufacturers and tightly related aftermarkets in the transportation industry.

The Registrant manufactures products which it sells in global markets to locomotive and railcar manufacturers, railroads and railcar maintenance facilities, lessors, and track maintenance contractors. The primary products are tapered roller bearings, hydraulic cushioning devices, draft gears, buffers, ring springs and discharge gates for railcars; and roller bearings, HVAC systems, draft gears and valves for locomotives. Additional products include to a lesser extent railroad track fasteners, valves, and remanufactured crankshafts. The Registrant also manufactures products which it sells primarily to North American Class 8 truck and over-the-road trailer manufacturers. The primary products are aluminum permanent mold and die-cast products including axle hubs, suspension components, transmission housings, spring brake components, and structural molded plastic products including instrument panels, sleeper cab accessories and door sill assemblies. In addition, the Registrant manufactures products which it sells primarily in North American markets to original equipment automotive manufacturers, tier one suppliers and aftermarket transmission rebuilders for use on cars and light trucks. The primary products are automatic transmission components including reaction plates and one-way clutches, steering column components and other precision stamped metal components and weldments.

PETROLEUM ANALYZERS

These products are sold worldwide to oil refineries, petro-chemical plants, petroleum transporters and large users of distillate products. The primary products are automated laboratory quality control instruments, on-line process analyzers, manual and semi-automatic physical property analyzers, portable opto-electronic analyzers, certification samples and petroleum testing services.

TRANSPORTATION PRODUCTS

The companies in this segment manufacture components and sub-assemblies for vehicles and rolling stock primarily for a limited number of original equipment manufacturers who collectively have significant market share and for selected tightly related aftermarkets in the transportation industry. The products sold to this industry follow the same economic cycle with the same economic factors including industrial production, interest rates, GDP growth, price of fuel/metal and labor costs impacting their financial performance. The products in this segment are manufactured by forming metal or plastic through casting, molding, stamping, forging and machining with limited secondary operations. The products are distributed mainly through its direct/technical sales force. The following is a discussion of this segment by the markets served.

The Registrant is a leading manufacturer and reconditioner of tapered roller bearings for freight cars and locomotives in both domestic and international markets. The tapered roller bearing is an anti-friction bearing that contains
steel rollers that turn as the axle rotates.   They are particularly adapted to
reducing friction where wheels are used. These products are sold to both original equipment manufacturers ("OEM's") and the aftermarket.

The Registrant is also a leading manufacturer of energy absorption devices which are sold in the domestic and international markets to OEM's and the aftermarket. Their purpose is to minimize or prevent damage to locomotives, railcars and their cargoes. These products consist of hydraulic cushioning devices, draft gear cushioning devices, buffers and metal ring springs. Hydraulic cushioning devices are used on locomotives and rail cars to protect hi-value/easily damaged cargo (automobiles, equipment, etc.) from damage whereas draft gears, buffers and ring springs are used on locomotives and passenger cars, and freight cars transporting less easily damaged goods (coal, ore, grains, etc.) to protect the rail cars themselves from damage.

The Registrant also manufactures other engineered products for the domestic and international market. The products include HVAC units, toilets, valves, and remanufactured crankshafts for locomotives, discharge gates for railcars, and rail anchors. Rail anchors are forged steel devices which are attached directly to the rail track and are designed to prevent the rail from longitudinal movement or buckling as a result of traffic and temperature conditions.

Through acquisitions and ongoing product development, the Registrant is committed to expanding its market share in both the North American and international railroad markets. The focus continues on opportunities in Europe and Asia. The Registrant believes that its experience and technological leadership in the North American railroad freight market can be successfully transferred to these markets. As the European community opens its borders, European rail hauls are becoming longer and use heavier freight cars, requiring more sophisticated cushioning and tapered roller bearing products. Recent acquisitions made by the Registrant has further improved the Registrant's access into the European rail market.

North American railroads have a large share of the freight transportation market. In spite of continuing industry consolidation, the Registrant believes that the continuing increase in freight rail traffic should continue to create demand for the Registrant's products as new locomotives and rail cars are built, old locomotives and rail cars are refurbished and the railroads expend funds to maintain and improve their tracks. As freight railroad systems are expanded and updated throughout the world, the Registrant believes that its wide-range of highly engineered products should be well positioned to meet the growing demand.

In the railroad market, the Registrant's products compete on engineering features, quality, service and price. There are a small number of competitors in each of the above described markets. New competitors in the Registrant's rail products markets have been discouraged from entering these markets because of the relatively large capital investment required, the time it takes to receive railroad approval of particular designs and products and the relatively mature status of these markets. However, the existing competitors in these markets continue to compete intensely.

The Registrant designs, manufactures and markets lightweight aluminum and plastic components for heavy-duty over-the-road trucks and trailers in domestic and international markets. The customer base for these products is original truck and trailer manufacturers and tier 1 component manufacturers. Production remains at strong levels in this industry due to continued general economic strength.

The Registrant continues to benefit from two important market trends in new trucks. Driver appeal and comfort is emphasized because of the shortage in over-the-road drivers, so trucking companies use this as a strategy to increase retention. Manufacturers are looking for ways to reduce truck weights, which helps trucking firms carry heavier payloads and reduce fuel costs. In addition, manufacturers make decisions about suppliers based on the best product engineering, price and service. Contracts usually run for several years, making this a relationship business.

The Registrant's high-quality products fit industry trends. Its lightweight structural plastic truck components make truck interiors more operator friendly and its cast aluminum truck hubs and components offer cost advantages over forged aluminum and significant weight saving advantages over steel and iron without sacrificing strength.

The Registrant's truck component business has benefited from its new product development, its customer base expansion and increased penetration with key customers, such as two industry leaders, Freightliner and PACCAR. Also benefiting the Registrant was the recent introduction of new trucks by Freightliner and PACCAR which have higher product content of the Registrant than previous models. With certain of its larger customers, the Registrant has been able to establish itself as a sole source supplier of certain components.

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

For the automotive industry, the Registrant produces precision stamped metal components predominantly for use in steering and automatic transmission systems. The Registrant's ability to design and engineer tight tolerance components that can be manufactured in high volume with high quality ratings has enabled it to become a direct supplier to original equipment manufacturers, principally divisions of General Motors Corporation ("GM"), Chrysler Corporation ("Chrysler") and Ford Motor Company ("Ford"). The Registrant also sells automotive parts to both U.S. and foreign-owned manufacturers that sell directly to GM, Chrysler and Ford. Its highest product content is in the light truck segment which includes pickup trucks, vans and sport utility vehicles.

Industry demand for passenger vehicles has been relatively level over the last several years, although the light-truck market (including sports utility vehicles, vans and pickups) has been increasing. The Registrant has a close relationship with GM, and all of its models carry the Registrant's parts. The ability of GM to increase light truck production during the current year has benefited the Registrant. In addition, sales are increasing to Ford due to new product introductions.

Among the Registrant's principal automotive products are steel reaction plates that are used in automatic transmissions. It's most significant new automotive
product is its patented Means One-Way Clutch for automatic transmissions.   The
first commercial shipment of this product was to Ford in the second quarter of 1997. Other automakers are currently reviewing this product for their use. The product has significant growth potential because of its superior performance characteristic and competitive price in comparison to other designs. Due to the potential of this product, the Registrant acquired expanded rights to this technology during 1997 which includes world-wide opportunities in the automobile industry as well as applications for trucks, tractors and other industrial equipment. In the international markets, the Registrant had its first full year of exports to France under a 1996 contract with GM for automotive transmission reaction plates.

Competition for the sale of these products is intense, coming from numerous companies, including divisions of automobile manufacturers, which have comparable facilities and greater financial and other resources than the Registrant. The Registrant competes for sale of these products on quality, just-in-time delivery, price and particularly in regards to the Means One-Way Clutch, technological advances.

OTHER INFORMATION

The primary materials used for the manufacture of products in this segment are cold rolled and hot rolled steel, special alloy steel bar, castings, forgings, tubing and rod, powdered metal components, aluminum ingots and plastic resin. The Registrant has not experienced significant difficulties in obtaining such materials, although long lead times exist for certain steel products. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations consist primarily of heavy-duty forging and heat-treating equipment, metal cutting machine tools, grinding equipment, heavy-duty metal stamping equipment, welding equipment, injection molding presses, casting equipment, tools, dies, furnaces, molds, painting and plating equipment.

Backlog for this industry segment was $123.1 million, $75.1 million and $60.2 million as of January 31, 1998, 1997 and 1996, respectively. All of the current backlog is expected to be filled during the current fiscal year.

Sales of transportation products to Freightliner amounted to 15% of total sales in each of 1997, 1996 and 1995, respectively. In addition, the Registrant's sales of tapered roller bearings for railroad freight cars and locomotive engines was 14% of total sales in 1997, the Registrant's sales of aluminum hubs and hub assemblies accounted for 12%, 12% and 14% of the Registrant's total sales in 1997, 1996 and 1995, respectively, and sales of cushioning devices and related parts for railroad freight cars and locomotive engines accounted for 11% of the Registrant's total sales in 1995.

PETROLEUM ANALYZERS

The companies in this segment design, manufacture and market instruments which analyze the physical properties of petroleum products, such as freeze point, flash point, pour point, viscosity, vapor pressure and octane levels; engages in the testing of petroleum products; and sells petroleum product reference samples. The instruments, testing services and reference samples are used for quality assurance purposes to test for compliance with industry standards and to enhance refinery efficiency. These products and services are used in petroleum refineries, and by transporters and end-users of petroleum products.

The Registrant's petroleum analysis instruments are sold world-wide to petroleum refiners (of which there are over 600) and to transporters, governmental agencies, pipeline companies and large users of petroleum products (airlines, railroads and the U.S. military). Although the number of U.S. refineries is declining, the Registrant's sales to overseas refiners and to existing refineries in the process of upgrading and automating their production processes along with new instruments brought to market by the Registrant are expected to provide growth opportunities. The Registrant's ability to engineer on-line analyzers for specific application and to provide timely service at their places of installation is of competitive importance. With manufacturing facilities in the United States and Germany, and service and distribution locations in key strategic domestic and international markets, the Registrant believes it is well-positioned to maintain a leading position in this global market. The Registrant's petroleum analysis instruments compete primarily on product quality, engineering features, reliability and service. There are a limited number of competitors in this narrow market, some of which use alternate technologies.

OTHER INFORMATION

The primary materials used for the manufacture of the products in this segment are stainless steel, cold rolled carbon steel and electronic components. The Registrant has not experienced any difficulties in obtaining such materials. Marketing of these products is done through company sales personnel, independent sales representative and distributors throughout the U.S. and international markets. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations, consist primarily of metal forming, fabrication, welding, and painting equipment, together with a complement of tools, dies, jigs and gauges.

Backlog for this industry segment was $5.0 million, $3.4 million and $3.5 million as of January 31, 1998, 1997 and 1996, respectively. All of the current backlog is expected to be filled during the current fiscal year.

EXPORT SALES

Export sales from the Registrant's United States operations were 11%, 10% and 10%, respectively, of consolidated net sales in 1997, 1996 and 1995.

RESEARCH AND DEVELOPMENT

In 1997, 1996 and 1995, the Registrant spent $8.0 million, $9.5 million and $5.9 million, respectively, on research and development activities, all of which was Registrant sponsored. Of these amounts, research and development spending on new products was $5.7 million, $6.3 million and $3.1 million for 1997, 1996 and 1995, respectively.

PATENTS, TRADE NAMES AND TRADEMARKS

The Registrant applies for and maintains patents, trade names and trademarks where the Registrant believes that such patents, trade names and trademarks are reasonably required to protect the Registrant's rights in its products. The Registrant does not believe that any single patent, trade name or trademark or related group of such rights, other than the "Brenco", "ConMet", "Precision Scientific Petroleum Instruments", "Petrospec" and "Herzog" trade names and related trademarks, and the "Means one-way clutch" patent license are materially important to its businesses or its ability to compete. In many instances the Registrant's technology is not patented but is maintained by the Registrant as proprietary.

SEASONALITY

In non-recessionary times, the Registrant's first quarter has historically been the strongest quarter of the year. During the second and fourth quarters, the Registrant traditionally encounters scheduled vacation and holiday shutdowns and slowdowns at customers' manufacturing plants.

EMPLOYEES

As of January 31, 1998, the Registrant employed a total of 3,177 persons, 2,906 of whom were employed in its Transportation Products segment, 250 of whom were employed in its Petroleum Analyzers segment and 21 of whom were employed at the
Registrant's corporate headquarters.   Of the employees employed by the
Transportation Products and Petroleum Analyzers segments, 757 and 39, respectively, are covered by collective bargaining agreements. The Registrant believes it has a good working relationship with its employees.

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

Compliance with these environmental laws and regulations has not had, nor is it expected to have, a material effect on the Registrant's earnings, competitive position or capital expenditures through fiscal 1999. The amount of capital expenditures expected to be spent on environmental compliance costs in fiscal 1998 and 1999 are approximately $686,000 and $229,000, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Officers" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is incorporated herein by reference.

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

                                              Expiration Date     Approximate
                                Approximate      of Lease           Capacity
Operation                       Square Feet   (if applicable)     Utilization(1)
---------                       -----------   ---------------     --------------
Executive Office                 12,000(2)        9/30/02             N/A
Naperville, IL

Transportation Products
-----------------------
Little Rock, AR                  52,000               N/A             25%
Bell Gardens, CA                 18,000               N/A             40%
Chicago, IL                      32,000               N/A             50%
Atchison, KS                     60,000               N/A             50%
McPherson, KS                    94,000               N/A             50%
Louisville, KY                   45,000           1/31/99             30%
Melvindale, MI                   45,000               N/A             50%
Saginaw, MI                      77,000               N/A             60%
Vassar, MI                       76,000               N/A             65%
Bryson City, NC                 162,000               N/A             80%
Cashiers, NC                     96,000               N/A             85%
Monroe, NC                      114,000               N/A             90%
Sparks, NV                       36,000           9/30/00             30%
Clackamas, OR                    55,000               N/A             90%
Portland, OR                    166,000               N/A             75%
Camp Hill, PA                    95,000               N/A             50%
Petersburg, VA                  412,000               N/A             55%
Oak Creek, WI                    72,000               N/A             25%
Halberstadt, Germany             27,000               N/A             50%
Krefeld, Germany (3)             29,000          10/31/99             35%
Neitersen, Germany               89,000          12/31/11             75%
Ploermel, France                 70,000            9/1/03             60%
Prostejov, Czech Republic (3)    50,000               N/A             75%


Petroleum Analyzers
-------------------
Bellwood, IL                     42,000           5/31/01             35%
Marlborough, MA (4)              10,000          11/30/00             25%
San Antonio, TX                  28,000           4/30/99             35%
Lauda, Germany                   24,000               N/A             20%


(1)  Full capacity being deemed a 24 hour day, 7 day week for this purpose.
(2)  Office space.
(3) The related locations are from acquisitions in the third quarter of fiscal 1997.
(4) The related location is from an acquisition in the fourth quarter of fiscal 1997.
N/A - Not Applicable.

Item 3.        LEGAL PROCEEDINGS

Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                      PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Reference is made to the information set forth under the captions "Quarterly Market and Dividend Information" and "Shares Listed" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is hereby incorporated herein by reference. Note: The information contained under the caption "Quarterly Market and Dividend Information" in the Registrant's Proxy Statement includes over-the-counter market quotations which reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6.        SELECTED FINANCIAL DATA

Reference is made to the information set forth under the captions "Summary of Operations" and "Summary of Financial Condition" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is hereby incorporated herein by reference.

Item 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                      PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is incorporated herein by reference, and to the information set forth under the caption "Executive Officers of the Registrant", which appears as a separate item immediately preceding Item 2 included in PART I hereof, which information is incorporated herein by reference.

None of the executive officers bear any family relationship to one another. The executive officers of the Registrant are elected annually by the Board of Directors.

Item 11.       EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is hereby incorporated herein by reference.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, which information is hereby incorporated herein by reference.

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

     (b)  REPORTS ON FORM 8-K

          None
 (a) (3)
  &  (c)  EXHIBITS

          Set forth below is a list of the Exhibits to this Form 10-K in accordance with the requirements of Items 14(a) (3) and (c) of Form 10-K and Item 601 of Regulation S-K:

(3) (i) Registrant's Restated Certificate of Incorporation as amended through October 1, 1996 (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-3 Registration Statement as filed on
          August 19, 1997).

     (ii) Registrant's By-laws, as amended through November 20, 1995 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996) as further amended on June 17, 1996 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996), as further amended on May 29, 1997 (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form S-3 Registration Statement as filed on August 19, 1997).

(4) (a) Rights Agreement dated as of June 17, 1996 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

     (b) Credit Agreement by and among the Registrant, the Borrowing Subsidiaries and the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996), as amended on October 15, 1996 (incorporated herein by reference to Exhibit (4)(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1996), as further amended on January 17, 1997 (incorporated herein by reference to Exhibit (4)(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997), as further amended on December 30, 1997.

(10) (a) Registrant's 1980 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (b)  Varlen Corporation Profit Sharing and Retirement Savings
          Plan as amended and restated generally effective July 1, 1994 (incorporated herein by reference to Exhibit (10) (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995), as further amended effective January 1, 1997.

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

     (g) Form of letter agreement between the Registrant and Richard L. Wellek (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (h) Form of letter agreement between the Registrant and each of Richard A. Nunemaker, Raymond A. Jean and George W. Hoffman (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (i) Registrant's 1993 Incentive Stock Option Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (j) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994), as amended May 29, 1997 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997).

     (k)  Registrant's 1993 Deferred Incentive Stock purchase Plan adopted
          May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) as amended on February 3, 1997 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997).

     (l)  Varlen Corporation Excess Benefit Plan Trust Agreement dated
          December 1, 1994 (incorporated herein by reference to Exhibit (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

     (m) Form of Indemnification Agreement Dated as of June 17, 1996 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
          August 3, 1996).

     (n) Deferred long-term incentive grant to Richard L. Wellek dated February 2, 1998.

     (o) Deferred long-term incentive grant to Raymond A. Jean dated February 2, 1998.

     (p) Deferred long-term incentive grant to Richard A. Nunemaker dated February 2, 1998.

(13)      1997 Summary Annual Report to Stockholders.

(21)      List of Subsidiaries.

(23)      Consent of Deloitte & Touche LLP.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1997 Annual Report on Form 10-K.

(27)      Financial Data Schedule.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VARLEN CORPORATION
                                      (Registrant)



                                   By:  /S/ RICHARD A. NUNEMAKER
                                       ------------------------------
                                       Richard A. Nunemaker
                                       Vice President, Finance and
                                       Chief Financial Officer


Dated: April 20, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                               DATE


/S/ RICHARD L. WELLEK        Chairman, and Chief Executive       April 20, 1998
------------------------     Officer
Richard L. Wellek            (Principal Executive Officer)





/S/ RICHARD A. NUNEMAKER     Vice President, Finance             April 20, 1998
------------------------     and Chief Financial Officer
Richard A. Nunemaker         (Principal Financial Officer and
                             Principal Accounting Officer)

SIGNATURE                                                        DATE


/S/ RICHARD A. NUNEMAKER                                         April 20, 1998
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Rudolph Grua, Director


/S/ RICHARD A. NUNEMAKER                                         April 20, 1998
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Ernest H. Lorch, Director


/S/ RICHARD A. NUNEMAKER                                         April 20, 1998
------------------------
Richard A. Nunemaker
as attorney-in-fact for
L. William Miles, Director


/S/ RICHARD A. NUNEMAKER                                         April 20, 1998
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Greg A. Rosenbaum, Director


/S/ RICHARD A. NUNEMAKER                                         April 20, 1998
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Joseph J. Ross, Director


/S/ RICHARD A. NUNEMAKER                                         April 20, 1998
------------------------
Richard A. Nunemaker
as attorney-in-fact for
Theodore A. Ruppert, Director

                                 VARLEN CORPORATION
                                  AND SUBSIDIARIES


                             Annual Report (Form 10-K)

                   Consolidated Financial Statements and Schedule

                          Submitted in Response to Item 14

                    Years ended January 31, 1998, 1997 and 1996

                                 VARLEN CORPORATION
                                  AND SUBSIDIARIES

              Index to Consolidated Financial Statements and Schedule

CONSOLIDATED FINANCIAL STATEMENTS
    INCORPORATED BY REFERENCE

The consolidated balance sheets of the Registrant and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of earnings, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended January 31, 1998, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, all contained in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1998, are incorporated herein by reference thereto. The following additional consolidated financial information should be read in conjunction with the consolidated financial statements in such Proxy Statement. All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ADDITIONAL CONSOLIDATED FINANCIAL INFORMATION

     -    Schedule:

       -  II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Varlen Corporation
Naperville, Illinois

We have audited the consolidated financial statements of Varlen Corporation and subsidiaries as of January 31, 1998 and 1997, and for each of the three years in the period ended January 31, 1998, and have issued our report thereon dated March 2, 1998; such consolidated financial statements and report are included in your 1998 Proxy Statement for Annual Meeting of Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Varlen Corporation and subsidiaries, listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP



Chicago, Illinois
March 2, 1998

                                                                    Schedule II

                               VARLEN CORPORATION

                                AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

                         Three years ended January 31, 1998
                                  (in thousands)


                                        ADDITIONS
                         BALANCE AT     CHARGED TO                BALANCE
                         BEGINNING      COSTS AND                 AT END
     DESCRIPTION         OF PERIOD      EXPENSES    DEDUCTIONS   OF PERIOD

Allowance for doubtful
accounts (deducted from
accounts receivable):

Year ended 1/31/98        $1,455        $  556      $ 203(b)      $1,808
Year ended 1/31/97         1,318           384(a)     247(b)       1,455
Year ended 1/31/96         1,318           407        407(b)       1,318

Allowance related to
deferred tax assets:

Year ended 1/31/98        $1,237        $  634           -        $1,871
Year ended 1/31/97         1,570           626      $ 959(c)(d)    1,237
Year ended 1/31/96         2,013           355        798(c)(d)    1,570

(a)  Includes additions from companies acquired during the period.

(b) Write-offs, net of recoveries, foreign currency translation adjustments and reserves related to certain companies disposed of during the period.

(c) Current and projected utilization and current expiration of acquired operating losses.

(d)  The amounts were offset against goodwill and not net earnings.

                                 INDEX TO EXHIBITS

(3) (i) Registrant's Restated Certificate of Incorporation as amended through October 1, 1996 (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-3 Registration Statement as filed on
          August 19, 1997).

     (ii) Registrant's By-laws, as amended through November 20, 1995 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996) as further amended on June 17, 1996 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996), as further amended on May 29, 1997 (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form S-3 Registration Statement as filed on August 19, 1997).

(4) (a) Rights Agreement dated as of June 17, 1996 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

     (b) Credit Agreement by and among the Registrant, the Borrowing Subsidiaries and the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996), as amended on October 15, 1996 (incorporated herein by reference to Exhibit
          (4)(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1996), as further amended on January 17, 1997 (incorporated herein by reference to Exhibit (4)(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997), as further amended on December 30, 1997.

(10) (a) Registrant's 1980 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989) and as further amended on March 26, 1990 (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

     (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective July 1, 1994 (incorporated herein by reference to Exhibit (10) (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995), as further amended effective January 1, 1997.

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

     (g) Form of letter agreement between the Registrant and Richard L. Wellek (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (h) Form of letter agreement between the Registrant and each of Richard A. Nunemaker, Raymond A. Jean and George W. Hoffman (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     (i) Registrant's 1993 Incentive Stock Option Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

     (j) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994), as amended May 29, 1997 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997).

     (k)  Registrant's 1993 Deferred Incentive Stock purchase Plan adopted
          May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) as amended on February 3, 1997 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997).

     (l)  Varlen Corporation Excess Benefit Plan Trust Agreement dated
          December 1, 1994 (incorporated herein by reference to Exhibit (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

     (m) Form of Indemnification Agreement Dated as of June 17, 1996 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
          August 3, 1996).

     (n) Deferred long-term incentive grant to Richard L. Wellek dated February 2, 1998.

     (o) Deferred long-term incentive grant to Raymond A. Jean dated February 2, 1998.

     (p) Deferred long-term incentive grant to Richard A. Nunemaker dated February 2, 1998.

(13)      1997 Summary Annual Report to Stockholders.

(21)      List of Subsidiaries.

(23)      Consent of Deloitte & Touche LLP.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1997 Annual Report on Form 10-K.

(27)      Financial Data Schedule.