Form 10-Q
period 1998-05-02
VARLEN CORP
filed 1998-06-11
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 2, 1998
                               OR

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

     Yes-X                         No

At June 1, 1998, approximately 13,404,477 shares, par value $.10 per share, of common stock of the Registrant were outstanding.


 PART  I.FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands  of Dollars)



                                            May 2,    January 31,

                                             1998       1998
Assets

  Cash and cash equivalents               $  17,170  $   6,206

Accounts receivable, less                     81,768     70,972
allowance for doubtful
accounts of $1,806 and $1,808

Inventories:
  Raw materials                              21,653     22,343
  Work in process                            19,732     19,094
  Finished goods                             16,162     17,360

                                             57,547     58,797

Deferred and refundable income taxes          7,295      7,268
Other current assets                          7,439      6,924

Total current assets                        171,219    150,167

Property, plant, and equipment              221,321    216,532
Less: accumulated depreciation               96,435     92,352

                                            124,886    124,180

Goodwill and other intangible assets,net    138,964    140,675
Investments and other assets                  4,669      4,079

                                          $ 439,738  $ 419,101


Liabilities and Stockholders' Equity

Current maturities of long-term debt       $     189  $     195
Accounts payable                              44,340     33,026
Accrued expenses                              31,543     38,763
Income taxes payable                          11,494      4,159
Total current liabilities                     87,566     76,143

Long-term debt                               102,651    104,715

Deferred income taxes                         14,456     14,679
Other liabilities                             25,495     24,772

Common stock                                   1,338      1,332
Other stockholders' equity                   208,232    197,460
                                           $ 439,738  $ 419,101



See Notes to Condensed Consolidated Financial Statements



VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
 (In Thousands, Except Per Share Amounts)



                                              Three Months Ended

                                              May 2,   May3,
                                               1998     1997


Net sales                                     $ 164,615 $  123,975

Cost of sales                                   121,272    94,570

Gross profit                                     43,343    29,405

Selling, general and administrative              22,276    17,198
expenses

Interest expense, net                             1,706     3,182

Earnings before income taxes                     19,361     9,025

Income taxes                                      8,325     4,016

Net earnings                                  $  11,036 $    5,009

Earnings per share:

Basic                                         $    0.83 $     0.58

Diluted                                       $    0.79 $     0.42

Weighted average number of shares
outstanding - basic                              13,366     8,666

Weighted average number of shares
outstanding - diluted                            13,900    13,520


Dividends per common share                    $    0.06 $     0.06


See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                           Three Months Ended
                                           May 2,    May 3,
Increase (Decrease) in Cash                 1998      1997

Cash flows from operating activities:
Net earnings                               $  11,036 $   5,009
Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation                                   5,067     4,380
Amortization                                   1,342     1,492
Deferred income taxes                           (161)      (10)
Change in assets and liabilities
net of effects from purchased and
sold businesses:

Accounts receivable, net                     (11,035)   (6,169)
Inventories                                      990       832
Refundable income taxes                          (50)       665
Other current assets                            (543)   (2,486)
Accounts payable                              10,894     1,827
Accrued expenses                              (6,056)   (2,294)
Income taxes payable                           7,351     2,987
Other noncurrent assets                          (98)   (1,052)
Other noncurrent liabilities                     742       401

Total adjustments                              8,443       573

Net cash provided by operating activities     19,479     5,582

Cash flows from investing activities:

Fixed asset expenditures                      (6,246)   (3,751)
Cost of purchased business, net of               ---       ---
cash acquired
Purchases of long-term investments              (500)     (284)
Disposals and other changes in property,
plant and equipment                              212       405

Net cash used in investing activities         (6,534)   (3,630)

Cash flows from financing activities:
Proceeds from debt                               552       244
Payments of debt                              (2,034)   (3,314)
Issuance of common stock under option plans      368       140
Cash received on stock subscriptions             ---        70
Cash dividends paid                             (807)       ---

Net cash used in financing activities         (1,921)   (2,860)

Effect of exchange rate changes on cash          (60)      (86)

Net increase/(decrease) in cash and cash
equivalents                                   10,964      (994)
Cash and cash equivalents at beginning
of year                                        6,206     3,133

Cash and cash equivalents at end of period $  17,170 $   2,139



See Notes to Condensed Consolidated Financial Statements




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at May 2, 1998 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto incorporated into the Company's latest Annual Report on Form 10-K.

2.   Debenture Conversion:

     In September 1997, the Company completed the call of its 6.5% Convertible Subordinated Debentures Due 2003. Substantially all of the debentures were voluntarily converted into approximately 4,582,000 shares (after restatement for the 1997 3 for 2 stock split) of Common Stock of the Company including conversions occurring just prior to the call for redemption.

3.   Supplemental Cash Flow Information
     (in thousands):

                                           Quarter Ended
                                         May 2,      May 3,
                                          1998        1997
     Cash paid during the year-to-date
       period for:

     Interest                           $   2,248  $   2,007

     Income taxes (net)                 $   1,410  $     111

4.   Business Segment Information
     (in thousands):
                                           Quarter Ended
                                         May 2,      May 3,
                                          1998        1997
     Net sales:

     Transportation products             $154,786  $116,002
     Petroleum analyzers                    9,829      7,973

                                         $164,615   $123,975

     Operating profits (1):

     Transportation products             $ 22,177 $  13,001
     Petroleum analyzers                    1,322      1,012

                                         $ 23,499    $14,013

     (1) Before interest and general corporate expenses.

5.   Acquisitions:

   In October 1997, the Company purchased the railroad divisions of Ringfeder GmbH located in Germany and Hanacke Zelzarny a Perovny, a.s. located in the Czech Republic. These entities are suppliers of the Company's German railcar cushioning device maker Karl Georg Bahntechnik GmbH which was purchased effective in December 1996. In November 1997, the Company purchased the Petrospec product line of portable laboratory and process petroleum analyzers from Boston Advanced Technologies, Inc., for which it had been the exclusive worldwide distributor of these products. These acquisitions were financed with cash on hand and through the Company's existing credit facility.

   The acquisitions have been accounted for by the purchase method of accounting with the excess of the purchase price over the fair value of net assets acquired amortized over a period of 15 to 40 years. The operating results of the businesses acquired have been included in the accompanying consolidated results of operations from the respective dates of acquisition.

6. Stockholders' Equity:

   On September 29, 1997, the Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend payable on November 18, 1997, to stockholders of record on October 31, 1997. The dividend resulted in the issuance of approximately 4.4 million new shares of Common Stock. All share and per share amounts reflect the stock dividend and the new presentation of earnings per share.

   At the beginning of fiscal 1998, the Company adopted the Financial Accounting Standards Board Standard No., 130,
   "Reporting Comprehensive Income." This Standard expands current disclosures and had no impact on the Company's reported financial position, results of operations or cash flows. Comprehensive income for the first quarter is comprised of net earnings adjusted for unrealized currency translation losses. Comprehensive income for the three months ended May 2, 1998 and May 3, 1997 was $11,033,000 and $3,754,000, respectively.

7. Computation of Earnings Per Share

                                          Three Months Ended
                                         5/2/98      5/3/97

   Net earnings - basic                  $11,036     $5,009
   Decrease in interest expense, net
   of income taxes, for the assumed
   conversion of the convertible
   debentures                                 --        690

   Adjusted net earnings - diluted       $11,036     $5,699

   Average shares outstanding - basic     13,366      8,666

   Diluted effect of stock options           534        273

   Conversion of convertible debentures      ---      4,581

   Average shares outstanding - diluted   13,900     13,520

   Basic earnings per share              $   0.83   $   0.58

   Diluted earnings per share            $   0.79   $   0.42


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE-MONTH PERIOD
                        ENDED MAY 2, 1998

Overview

     The Company designs, manufactures and markets products used in the manufacture of transportation equipment (Transportation Products segment) and petroleum analysis equipment (Petroleum Analyzer segment). The demand for the Company's products is affected by domestic as well as international economic conditions. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand, the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

     The Company's sales in the three months ended May 2, 1998, were $164.6 million, up $40.6 million or 32.8% from sales of $124.0 million in the comparable 1997 period. Sales increased substantially in both business segments.

     Net earnings for the first three months of 1998 increased 120.3% to $11.0 million from $5.0 million in the first quarter of 1997. Earnings were $.79 per share on a diluted basis for the first quarter of 1998 compared to $.42 per share on a diluted basis in the first quarter of 1997. Operating profit increased in both business segments following the increase in each segment's revenues.

     On a business segment basis, revenues in the Transportation Products segment for the three months ended May 2, 1998, were $154.8 million, compared to $116.0 million in the prior year equivalent period. Sales increased in all served markets within this segment. First quarter 1998 sales to the heavy-duty truck and trailer market increased at a more rapid rate than total industry sales compared to the 1997 first quarter. The increase in sales was due to new products, greater penetration at existing customers, and new customers. Sales to the automotive industry increased in the first quarter compared to the prior year's equivalent period as a result of higher customer demand for light truck components as well as sales of a new product introduced in the second half of 1997, the one-way clutch used in automatic transmissions. Sales to the railroad industry during the 1998 first quarter increased domestically as a result of significantly higher industry build rates of new freight railcars. Internationally, sales increased as a result of increased demand and acquisitions.

Operating profit at this segment in the first three months of 1998 increased 70.6% to $22.2 million (14.3% of segment sales) from $13.0 million (11.2% of segment sales) in the comparable 1997 period. Operating profit increased at all served markets following the revenue trend. The increase in profits on a percentage basis was larger than the percentage sales increase in all three market areas as a result of higher production volumes and continued cost-reduction efforts.

     Sales in the Petroleum Analyzer segment for the quarter ended May 2, 1998, increased 23.3% to $9.8 million, compared to $8.0 million in the 1997 period. The increase in sales resulted from higher demand for existing products as well as new products. Operating profit for the Petroleum Analyzer segment for the first three months of 1998 increased to $1.3 million (13.5% of segment sales) compared to $1.0 million (12.7% of segment sales). The operating profit increase was in line with the revenue increase realized.

     Consolidated gross margin increased to 26.3% in the first
quarter of 1998 from 23.7% in 1997.   The increase was spread
across both business segments with the majority of the increase occurring in the Transportation Products segment. The increase in both segments resulted principally from increased volume and cost reduction. Selling prices were not materially different in the first quarter of 1998 compared to 1997.

     Selling, general and administrative (SG&A) expenses of $22.3 million or 13.5% of sales in the first three months of 1998 compared to $17.2 million or 13.9% of sales in the prior year's period. The dollar increase resulted from the 32.8% increase in sales as well as the effect of late 1997 acquisitions, costs to develop the one-way clutch in the automotive operation, and start-up costs of the railcar health monitoring system being developed. The decline in the percentage of SG&A expenses resulted from leveraging these expenses over a greater sales base.

     Gross interest expense for the quarter ended May 2, 1998, was $2.0 million down from $3.2 million in the prior year's comparable period. The decrease resulted from converting the company's convertible debentures into common stock during the third quarter of 1997. Interest income increased to $.3 million in the first quarter of 1998 as a result of higher cash and investment balances.

     Income taxes were provided at an effective rate during the 1998 quarter of 43.0% compared to 44.5% in the comparable 1997 period. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations, and state income taxes.

Capital Resources and Liquidity

     During the three-month period ended May 2, 1998, the Company generated $19.5 million of cash from operating activities. As of May 2, 1998, the Company's working capital was $83.7 million, its total assets were $439.7 million, its total debt was $102.8 million, and its stockholders' equity was $209.6 million.

     Investing activities during the three-month period ended May 2, 1998, included capital expenditures of $6.2 million. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. To support its investing activities, the Company has a term loan and revolving credit agreement which was entered into in 1996 and expires on July 19, 2002. The term loan portion of this facility ($98 million) was used to finance a large acquisition in 1996. The $80.0 million revolving credit facility will be used by the Company as the principal source of acquisition funding. The percentage of debt to total capitalization at May 2, 1998, was 32.9%, down slightly from 34.5% at January 31, 1998. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures, and scheduled debt repayments. As of May 2, 1998, the Company had $12.3 million of non-cancelable commitments for the acquisition of capital equipment.

Other Matters

At the beginning of fiscal 1998, the Company adopted the Financial Accounting Standards Board Standard No. 130, "Reporting
Comprehensive Income." This Standard expands current disclosures and had no impact on the Company's reported financial position, results of operations, or cash flows.



                   PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 27, 1998, in which
13,382,157 shares were eligible to be voted, the stockholders voted on three items.  The items voted on and the results of the voting were as follows:
                                  For      Against     Withheld  Abstain
1.   Elect a Board of Directors:

  Ernest H. Lorch             12,216,762       -       269,997       -
  Richard L. Wellek           12,217,262       -       269,497       -
  Raymond A. Jean             12,356,730       -       130,029       -
  L. William Miles            12,349,230       -       137,529       -
  Greg A. Rosenbaum           12,214,262       -       272,497       -
  Joseph J. Ross              12,356,730       -       130,029       -
  Theodore A. Ruppert         12,351,450      -       135,309       -

2. Increase the authorized shares of Common Stock from 20,000,000 to 40,000,000:

                              12,130,226    340,152        -      16,381

3.    Adopt the Company's 1998 Long-Term Equity Incentive Plan:

                               7,632,172   4,834,961       -      19,626

Item 6.              Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 3(i) - Amendment to Varlen Corporation's Restated
                     Certificate of Incorporation.

      Exhibit 10(k) - Amendment to Varlen Corporation's 1993
                      Deferred Incentive Stock Purchase Plan.

      Exhibit 10(q) - Varlen Corporation's 1998 Contingent Stock
                      Award Plan.

      Exhibit 10(r) - Varlen Corporation's 1998 Long-Term Equity
      Incentive Plan.

      Exhibit 27 - Financial Data Schedule.

      (b)                 Reports on Form 8-K

      None

Safe Harbor Provision

This Quarterly Report contains outlook and other forward-looking statements which are not historical facts. These forward-looking statements are based upon certain assumptions about a number of important factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting these factors, that they are subject to change at any time and that any such change could cause actual events and the Company's actual results to differ materially from those predicted or projected in its forward-looking statements. Among the factors that could cause actual results to differ materially are: the growth and size of the markets in which the Company operates; the demand for the products of the Company and those that incorporate Company products and other market acceptance risks; the presence in the Company's market of competitors with greater financial resources, and the impact of competitive products and pricing; actual product purchases under existing purchase agreements and the loss of any significant customers; general market conditions; the ability of the Company to develop new products; capacity and supply constraints or difficulties; the ability of the Company to maintain and improve the productivity and efficiency of operation and reduce costs; availability of resources; the results of the Company's' financing efforts; the effect of the Company's accounting policies; and the effects of general economic, trade, legal, social and economic conditions. In addition, from time to time the Company may engage in certain extraordinary transactions, such as a significant acquisition, which could also cause actual events and the Company's actual results to differ materially from those predicted or projected in its forward-looking statements. Other risk factors may be detailed from time to time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update its forward-looking statements or advise of changes in the assumptions and factors on which they are based.






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Varlen Corporation
                                               (Registrant)



June 11, 1998                       By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)


                          EXHIBIT INDEX


Exhibit No.                                               Page No.

3(i) Restated Certificate of Incorporation of
     Varlen Corporation                                      15

10(k) Varlen Corporation 1993 Deferred Incentive
      Stock Purchase Plan Amendment                          17

10(q) Varlen Corporation 1998 Contingent Stock
      Award Plan                                             19

10(r) Varlen Corporation 1998 Long-Term Equity
      Incentive Plan                                         24

27   Financial Data Schedule                                 40