Form 10-Q
period 1998-08-01
VARLEN CORP
filed 1998-09-11
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 1,1998

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

     Yes   X                         No

At September 1, 1998, approximately 13,546,656 shares, par value
$.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)


                               August 1,       January 31,
                                  1998             1998
Assets

Cash and cash equivalents        19,466             6,206

Accounts receivable, less
allowance for doubtful           73,447            70,972
accounts of $1,806 and $1,808

Inventories:
Raw materials                    22,851            22,343
Work in process                  20,131            19,094
Finished goods                   14,749            17,360
                                 57,731            58,797

Deferred and refundable
income taxes                      7,296             7,268
Other current assets              9,560             6,924
Total current assets            167,500           150,167

Property, plant, and equipment  232,155           216,532
Less: accumulated depreciation  100,959            92,352
                                131,196           124,180

Goodwill and other intangible
assets, net                     139,513           140,675
Investments and other assets      3,883             4,079
                                442,092           419,101


Liabilities and Stockholders' Equity

Current maturities of
long-term debt                      181               195
Accounts payable                 44,017            33,026
Accrued expenses                 35,910            38,763
Income taxes payable              5,400             4,159
Total current liabilities        85,508            76,143

Long-term debt                  100,650           104,715

Deferred income taxes            14,587            14,679
Other liabilities                24,475            24,772

Common stock                      1,355             1,332
Other stockholders' equity      215,517           197,460
                                442,092           419,101

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)

                            Three Months Ended      Six Months Ended
                           August 1,  August 2,    August 1, August 2,
                            1998       1997          1998      1997

Net sales                  152,399    125,471      317,014   249,446

Cost of sales              112,734     95,074      234,006   189,644

Gross profit                39,665     30,397       83,008    59,802

Selling, general and
administrative expenses     21,202     17,616       43,478    34,815

Interest expense, net        1,589      2,983        3,295     6,164

Earnings before income
taxes                       16,874      9,798       36,235    18,823

Income taxes                 7,147      4,360       15,472     8,376

Net earnings                 9,727      5,438       20,763    10,447

Earnings per share:

Basic                         0.72       0.63         1.55      1.21

Diluted                       0.70       0.45         1.49      0.87

Weighted average number of
shares outstanding - basic  13,453      8,682       13,410     8,674

Weighted average number of
shares outstanding -
diluted                     13,930     13,749       13,916    13,673


Dividends per common share    0.06       0.06         0.12      0.12


See Notes to Condensed Consolidated Financial Statements


VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                   Six Months Ended
                                 August 1,  August 2,
                                   1998       1997

Increase (Decrease) in Cash

Cash flows from operating
activities:

Net earnings                     20,775       10,447
Adjustments to reconcile net
earnings to net cash provided
by operating activities:
Depreciation                      9,766        9,503
Amortization                      2,830        2,844
Deferred income taxes               (79)         166
Change in assets and liabilities
net of effects from purchased
and sold businesses:
Accounts receivable, net         (2,526)      (2,139)
Inventories                       1,008         (788)
Refundable income taxes             (33)       2,497
Other current assets             (2,649)      (1,861)
Accounts payable                 10,699        2,549
Accrued expenses                 (4,779)      (1,217)
Income taxes payable              1,248         (347)
Other noncurrent assets            (396)      (1,301)
Other noncurrent liabilities       (297)       1,094

Total adjustments                14,792       11,000

Net cash provided by operating
activities                       35,567       21,447

Cash flows from investing
activities:
Fixed asset expenditures        (17,200)     (10,160)
Cost of purchased business,
net of cash acquired                ---          ---
Purchases of long-term
investments                        (975)         ---
Disposals and other changes
in property, plant and
equipment                           353        1,220

Net cash used in investing
activities                      (17,822)      (8,940)

Cash flows from financing
activities:
Proceeds from debt                  319          225
Payments of debt                 (4,069)      (8,911)
Issuance of common stock
under option plans                  724          280
Cash received on stock
subscriptions                       182          154
Cash dividends paid              (1,619)      (1,041)

Net cash used in financing
activities                       (4,463)      (9,293)

Effect of exchange rate
changes on cash                     (22)        (153)

Net increase in cash and
cash equivalents                 13,260        3,061
Cash and cash equivalents at
beginning of year                 6,206        3,133

Cash and cash equivalents at
end of period                    19,466        6,194


See Notes to Condensed Consolidated Financial Statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at August 1, 1998 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto incorporated into the Company's latest Annual Report on Form 10-K.

2.   Debenture Conversion:

     In September 1997, the Company completed the call of its 6.5% Convertible Subordinated Debentures Due 2003. Substantially all of the debentures were voluntarily converted into approximately 4,582,000 shares (after restatement for the 1997 3 for 2 stock split) of Common Stock of the Company including conversions occurring just prior to the call for redemption.

3.   Supplemental Cash Flow Information
     (in thousands):

                              Six Months Ended
                           August 1,   August 2,
                             1998         1997


Cash paid during the
year-to-date period for:

Interest                    3,414        6,056

Income taxes (net)         14,325        5,245


4.   Business Segment Information
     (in thousands):


                            Quarter Ended      Six Months Ended
                        August 1,  August 2,  August 1, August 2,
                         1998        1997       1998      1997
Net sales:

Transportation products  142,543    116,363   297,329    232,365
Analytical instruments     9,856      9,108    19,685     17,081

                         152,399    125,471   317,014    249,446
Operating profits (1):

Transportation products   20,298     13,452    42,475     26,453
Analytical instruments       840      1,248     2,162      2,260
                          21,138     14,700    44,637     28,713

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

   At the beginning of fiscal 1998, the Company adopted the Financial Accounting Standards Board Standard No. 130, "Reporting Comprehensive Income." This Standard expands current disclosures and had no impact on the Company's reported financial position, results of operations or cash flows. Comprehensive income for the second quarter and year-to-date periods presented is comprised of net earnings adjusted for unrealized currency translation gains and losses. Comprehensive income for the three months ended August 1, 1998 and August 2, 1997 was $10,032,000 and
   $4,206,000, respectively, and for the six months ended August 1, 1998 and August 2, 1997 was $21,065,000 and $7,960,000,
   respectively.

7. Computation of Earnings Per Share

<CAPTIONS>
                           Three Months Ended    Six Months Ended
                           August 1, August 2,   August 1, August 2,
                             1998      1997        1998      1997


Net Earnings - basic        9,727     5,438       20,763    10,447
Decrease in interest
expense, net of income
taxes, for the assumed
conversion of the
convertible debentures        ---       682         ---      1,372

Adjusted net earnings -
diluted                     9,727     6,120       20,763    11,819

Average shares
outstanding - basic        13,453     8,682       13,410     8,674

Diluted effect of stock
options                       477       486          506       418

Conversion of convertible
debentures                   ---      4,581          ---     4,581

Average shares
outstanding - diluted     13,930     13,749       13,916    13,673

Basic earnings per share    0.72       0.63         1.55      1.21

Diluted earnings per
share                       0.70       0.45         1.49      0.87


8. New Accounting Standard:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which revises standards on accounting for derivative instruments and hedging transactions. This standard is effective beginning in the Company's 2000 fiscal year. This statement may not be retroactively applied to prior financial statements. The impact of the adoption of SFAS No. 133 has not been fully determined.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX-MONTH PERIOD
ENDED AUGUST 1, 1998

Overview

The Company designs, manufactures, and markets products used in the manufacture of transportation products (Transportation Products segment) and petroleum analysis equipment (Petroleum Analyzer segment). The demand for the Company's products is affected by domestic as well as international economic conditions. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

The Company's sales in the six months ended August 1, 1998 were $317.0 million or 27.1% greater than the $249.5 million achieved in the first six months of 1997. For the second quarter of 1998, sales were $152.4 million, up $26.9 million or 21.5% from sales of $125.5 million in the comparable 1997 period. During both periods, sales increased in both segments although the largest increase was in the Transportation Products segment.

Net earnings for the first six months of 1998 increased to $20.8 million from $10.4 million in 1997's first half. Diluted earnings per share for the first six months in 1998 were $1.49 per share which compared to $.87 per diluted share in the comparable 1997 period. During the second quarter ended August 1, 1998, net earnings increased to $9.7 million from $5.4 million in the same 1997 quarter. Earnings per share were $.70 on a diluted basis for the second quarter of 1998 compared to $.45 per share on a diluted basis in the equivalent 1997 period. Net earnings in both periods increased proportionately more than diluted earnings per share as the Company had convertible debt outstanding during the first half of 1997 that was converted to equity during the third quarter of 1997. In both 1998 periods, operating profit increased in the Transportation Products segment and declined in the Petroleum Analyzer segment. The effects of foreign currency translation were not material except in the Petroleum Analyzer segment during the first half of 1998. Operating profit comparison for this segment in the first half of 1998 was negatively impacted by currency translation adjustments of $124,000.

On a business segment basis, revenues in the Transportation Products segment for the quarter and six months ended August 1, 1998, were $142.5 million and $297.3 million, respectively, as compared to $116.4 million and $232.4 million in the comparable prior year periods. During the second quarter and year-to-date period, sales increased in all three transportation end market operations, except at the automotive products operation during the second quarter of 1998 when General Motors was on strike. Operating profit in the first six months of 1998 was $42.5 million (14.3% of segment sales), up from $26.5 million (11.4% of segment sales) in the prior year first half. Similarly, operating profit in the 1998 second quarter increased to $20.3 million (14.2% of segment sales) compared to $13.5 million (11.6% of segment sales) in the comparable 1997 period.

Sales to the heavy-duty truck and trailer industry were higher in the 1998 periods than in the prior year. The Company's increase in sales resulted from sales of new products, continued greater penetration at existing customers, and higher industry production. This resulted not only in higher aggregate sales but higher average content per truck across Class 8 North American truck production. Following the trend in revenues, operating profits increased in this business. Sales to the automotive industry also increased in the 1998 first half compared to the comparable prior year period but were flat in the second quarter as sales were affected by a several week strike by General Motors in North America. This strike was settled near the end of the Company's second quarter. Earnings at the automotive business were higher in both periods compared to 1997. Sales and earnings in the 1998 periods were favorably impacted by shipments of the Company's Means one-way clutch, which began production very late in the second quarter of 1997. Sales at the railroad products business increased in both the quarterly and year-to-date periods. North American demand for railcar components increased as a result of increases in build rates at car builders, and European sales increased as a result of acquisitions in the second half of 1997. Operating profit followed the trend in revenues.

Sales in the Petroleum Analyzer segment for the quarter and six months ended August 1, 1998, increased to $9.9 million and $19.7 million, respectively, compared to $9.1 million and $17.1 million in the 1997 periods. Operating profit for the segment for the first six months of 1998 declined to $2.2 million (11.0% of segment sales) compared to $2.3 million (13.2% of segment sales) in the prior year's period. For the 1998 second quarter, operating profit declined to $.8 million (8.5% of segment sales) compared to $1.2 million (13.7% of segment sales) in the prior year's quarter. Earnings were lower in the 1998 periods as a result of higher distribution and product development costs and in the first half of 1998 as a result of currency translation adjustments.

Consolidated gross margin in the first six months increased to 26.2% in 1998 from 24.0% in 1997, and during the second quarter consolidated gross margin also increased to 26.0% from 24.2% in 1997. Gross margin percentages increased at both segments in both periods reflecting higher sales and resultant plant throughput efficiencies. The gross margin improvement was more significant in the Transportation Products segment than the Petroleum Analyzer segment.

Selling, general, and administrative expenses were $43.5
million or 13.7% of sales in the first six months of 1998 compared to $34.8 million or 14.0% of sales in the comparable 1997 period. During the second quarter of 1998, selling, general, and administrative expenses were $21.2 million or 13.9% of sales compared to $17.6 million or 14.0% of sales in the prior year's comparable period. As a percentage of sales, selling general and administrative expenses in the Transportation Products segment were lower in both 1998 periods compared to 1997, demonstrating leverage obtained from the large sales increase. At the Petroleum Analyzer segment, higher distribution and product development costs resulted in increased expenditures in 1998 in dollars and as a percent of sales.

Gross interest expense for the quarter and six months ended August 1, 1998, was $1.7 million and $3.6 million, respectively, compared to $3.1 million and $6.3 million for the prior year's comparable periods. The decrease in gross interest expense is a result of conversion of $69 million of convertible subordinated debentures into equity during the third quarter of 1997.

Income taxes were provided at an effective rate during the second quarter and first six months of 1998 of 42.4% and 42.7% compared to 44.5%, respectively, in both the comparable 1997 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations, and state income taxes.

Capital Resources and Liquidity

During the second quarter and six-month periods ended August
1, 1998, the Company generated $16.1 million and $35.6 million, respectively, of cash from operating activities. As of August 1, 1998, the Company's working capital was $82.0 million, total assets were $442.1 million, total debt, excluding current portion, was $100.7 million and stockholders' equity was $216.9 million.

Investing activities during the second quarter and six-month periods ended August 1, 1998, included capital expenditures of $11.0 million and $17.2 million, respectively. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. To support its investing activities, the Company has a term loan and revolving credit agreement which was entered into in 1996 and expires on July 19, 2002. The term loan portion of this facility ($96 million) was used to finance a large acquisition in 1996. The $80.0 million revolving credit facility will be used by the Company as the principal source of acquisition funding. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures, and scheduled debt repayments. As of August 1, 1998, the Company had $9.6 million of non-cancelable commitments for the acquisition of capital equipment.

Other Matters

At the beginning of fiscal 1998, the Company adopted the Financial Accounting Standards Board Standard No. 130, "Reporting
Comprehensive Income." This Standard expands current disclosures and had no impact on the Company's reported financial position, results of operations, or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which revises standards on accounting for derivative instruments and hedging transactions. This standard is effective beginning in the Company's 2000 fiscal year. The impact of the adoption of SFAS No. 133 has not been fully determined.

Since 1995, the Company has been evaluating the various impacts of the year 2000 on its software and processors. In 1996, implementation of needed modifications began in conjunction with the Company's ongoing information systems and equipment improvement process, a process which is continuing.
Additionally, the Company is currently assessing readiness for year 2000 by third parties with whom it has significant business relationships. The Company believes all software necessary to effectively operate and manage its businesses will be replaced, modified or upgraded by the year 2000 and that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

The costs of the project and expected completion are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Additionally, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

PART 11 - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3(i) - Amendment to the Restated Certificate of

Incorporation

Exhibit 27 - Financial Data Schedule

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

                                        Varlen Corporation
                                        (Registrant)



September 11, 1998                  By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

EXHIBIT INDEX


Exhibit No.                                       Page No.

3(i) Amendment to the Restated Certificate of      16
     Incorporation

27   Financial Data Schedule                       20