Form 10-Q
period 1998-10-31
VARLEN CORP
filed 1998-12-08
CIK 103071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998
                               OR

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

     Yes   X           No

At December 1, 1998, approximately 16,987,410 shares, par value
$.10 per share, of common stock of the Registrant were outstanding.

PART I.  FINANCIAL STATEMENTS
VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Thousands of Dollars)

                                             October 31,         January 31,
                                               1998                1998
Assets

Cash and cash equivalents                     22,241               6,206

Accounts receivable, less
allowance for doubtful                        87,667              70,972
accounts of $1,422 and $1,808

Inventories:
Raw materials                                 20,907              22,343
Work in process                               21,447              19,094
Finished goods                                15,607              17,360
                                              57,961              58,797

Deferred and refundable income taxes           7,156               7,268
Other current assets                           8,705               6,924
Total current assets                         183,730             150,167

Property, plant, and equipment               242,552             216,532
Less: accumulated depreciation               106,000              92,352
                                             136,552             124,180

Goodwill and other intangible assets, net    140,335             140,675
Investments and other assets                   3,158               4,079
                                             463,775             419,101

Liabilities and Stockholders' Equity

Current maturities of long-term debt             180                 195
Accounts payable                              45,892              33,026
Accrued expenses                              42,939              38,763
Income taxes payable                           6,392               4,159
  Total current liabilities                   95,403              76,143

Long-term debt                               100,714             104,715

Deferred income taxes                         14,256              14,679
Other liabilities                             24,416              24,772

Common stock (note 6)                          1,694               1,332
Other stockholders' equity (note 6)          227,292             197,460
                                             463,775             419,101

See Notes to Condensed Consolidated Financial Statements

VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)
(In Thousands, Except Per Share Amounts)

                              Three Months Ended       Nine Months Ended

                          October 31,  November 1,  October 31,  November 1,
                            1998         1997         1998          1997

Net sales                 164,554       135,830       481,568      385,276

Cost of sales             121,713       101,948       355,719      291,592

Gross profit               42,841        33,882       125,849       93,684

Selling, general and
administrative expenses    22,517        19,153        65,995       53,966

Interest expense, net       1,592         1,191         4,887        7,356

Earnings before income
taxes                      18,732        13,538        54,967       32,362

Income taxes                7,889         5,863        23,361       14,240

Net earnings               10,843         7,675        31,606       18,122

Earnings per share
(notes 6 and 7):

Basic                        0.64          0.51          1.88         1.48

Diluted                      0.63          0.41          1.82         1.11

Weighted average number
of shares outstanding
 - basic (notes 6 and 7)    16,933       14,970        16,819       12,214

Weighted average number
of shares outstanding
 - diluted (notes 6 and 7)  17,325       17,306        17,324       17,153

Dividends per common share
(note 6)                      0.05         0.05          0.14         0.14


See Notes to Condensed Consolidated Financial Statements


VARLEN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of Dollars)

                                               Nine Months Ended
                                          October 31,      November 1,
                                             1998             1997
Increase (Decrease in Cash)

Cash flows from operating activities:
Net earnings                                31,606            18,122
Adjustments to reconcile net
earnings to net cash provided
by operating activities:
Depreciation                                14,759            14,312
Amortization                                 4,151             5,344
Deferred income taxes                          508               309
Change in assets and liabilities
net of effects from purchased
and sold businesses:
Accounts receivable, net                   (16,002)          (11,446)
Inventories                                  1,601            (1,653)
Refundable income taxes                        170             2,497
Other current assets                        (1,722)           (2,412)
Accounts payable                            11,431             8,663
Accrued expenses                            (1,241)           (2,424)
Income taxes payable                         2,194             2,204
Other noncurrent assets                      1,184            (3,114)
Other noncurrent liabilities                  (409)            2,194

Total adjustments                            16,624           14,474

Net cash provided by operating
activities                                   48,230           32,596

Cash flows from investing
activities:
Fixed asset expenditures                    (26,783)         (14,398)
Cost of purchased business,
net of cash acquired                            ---           (5,844)
Purchases of long-term
investments                                  (1,425)             ---
Disposals and other changes
in property, plant and equipment                382            1,252

Net cash used in investing
activities                                  (27,826)         (18,990)

Cash flows from financing
activities:
Proceeds from debt                            1,026               64
Payments of debt                             (4,105)         (10,895)
Issuance of common stock
under option plans                              724              792
Cash received on stock
subscriptions                                   182              238
Cash dividends paid                          (2,433)          (1,841)

Net cash used in financing
activities                                   (4,606)         (11,642)

Effect of exchange rate
changes on cash                                 237             (151)

Net increase in cash and
cash equivalents                              16,035           1,813

Cash and cash equivalents at
beginning of year                              6,206           3,133

Cash and cash equivalents at
end of period                                 22,241           4,946

See Notes to Condensed Consolidated Financial Statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at October 31, 1998 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto incorporated into the Company's latest Annual Report on Form 10-K.

2.   Debenture Conversion:

     In September 1997, the Company completed the call of its 6.5% Convertible Subordinated Debentures Due 2003. Substantially all of the debentures were voluntarily converted into approximately 5,728,000 shares (after restatement for the 1998 5 for 4 stock split) of Common Stock of the Company including conversions occurring just prior to the call for redemption.

3.   Supplemental Cash Flow Information
     (in thousands):

                                    Nine Months Ended

                                October 31,    November 1,
                                  1998            1997
Cash paid during the
year-to-date period for:

Interest                         4,675            8,075

Income taxes (net)              21,481            8,929


4.   Business Segment Information
     (in thousands):

                                Quarter Ended          Nine Months Ended
                          October 31,  November 1,  October 31,  November 1,
                           1998          1997         1998         1997
Net Sales:

Transportation products    155,720      126,982       453,049     359,347
Petroleum analyzers          8,834        8,848        28,519      25,929

                           164,554      135,830       481,568     385,276
Operating profits (1):

Transportation products     22,346       15,984        64,821      42,437
Petroleum analyzers            420          896         2,582       3,156

                            22,766       16,880        67,403      45,593

     (1)Before interest and general corporate expenses.


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

6.   Stockholders' Equity:

     On September 28, 1998, the Company's Board of Directors declared a five-for-four stock split in the form of a stock dividend payable on November 17, 1998, to stockholders of record on October 30, 1998. The dividend resulted in the issuance of approximately 3.4 million new shares of Common Stock. On September 29, 1997, the Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend payable on November 18, 1997, to stockholders of record on October 31, 1997. The dividend resulted in the issuance of approximately 5.5 million new shares (after restatement for the 1998 five-for-four stock split) of Common Stock. All share and per share amounts reflect these stock dividends and the new presentation of earnings per share.

     At the beginning of fiscal 1998, the Company adopted the Financial Accounting Standards Board Standard No. 130, "Reporting Comprehensive Income." This Standard expands current disclosures and had no impact on the Company's reported financial position, results of operations or cash flows. Comprehensive income for the second quarter and year-to-date periods presented is comprised of net earnings adjusted for unrealized currency translation gains and losses. Comprehensive income for the three months ended October 31, 1998 and November 1, 1997 was $13,059 and
     $8,209, respectively, and for the nine months ended October 31, 1998 and November 1, 1997 was $34,124 and $16,169,
     respectively.

7. Computation of Earnings Per Share

                           Three Months Ended       Nine Months Ended
                      October 31,   November 1,  October 31,   November 1,
                       1998          1997          1998          1997

Net earnings - basic      10,843       7,675       31,606        18,122
(Increase)/decrease
in interest expense,
net of income taxes,
for the assumed
conversion of the
convertible debentures       ---        (471)         ---           900

Adjusted net earnings
 - diluted                10,843       7,204       31,606        19,022

Average shares
outstanding - basic       16,933      14,970       16,819        12,214

Diluted effect of
stock options                392         699          505           683

Convertible debentures       ---       1,637          ---         4,256

Average shares
outstanding - diluted     17,325      17,306       17,324        17,153

Basic earnings per share    0.64        0.51         1.88          1.48

Diluted earnings per share  0.63        0.41         1.82          1.11


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTH PERIOD
ENDED OCTOBER 31, 1998


Overview

The Company designs, manufactures, and markets transportation products (Transportation Products segment) and petroleum analysis equipment (Petroleum Analyzer segment). The demand for the Company's products is affected by domestic as well as international economic conditions. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

The Company's sales in the nine months ended October 31, 1998, were $481.6 million or 25.0% more than the $385.3 million achieved in the first nine months of 1997. For the third quarter of 1998, sales were $164.6 million, up 21.1% from sales of $135.8 million in the comparable 1997 period. Sales increased in the Transportation Products segment in both quarter and year-to-date periods, and sales in the Petroleum Analyzer segment increased in the year-to-date period although were even with the prior year for the third quarter period.

Net earnings for the first nine months of 1998 increased
74.4% to $31.6 million compared to $18.1 million in 1997's first three quarters. Diluted earnings per share for the first nine months in 1998 were $1.82, which compared to $1.11 per diluted share in the comparable 1997 period. During the third quarter ended October 31, 1998, net earnings increased to $10.8 million from $7.7 million in the same 1997 quarter. Diluted earnings per share were $.63 for the third quarter of 1998 compared to $.41 per share on a diluted basis in the equivalent 1997 period. On November 17, 1998, a five-for-four stock split in the form of a stock dividend was paid to shareholders of record as of October 30, 1998. All per share amounts have been restated to reflect this transaction. In the quarter and nine-month period ended October 31, 1998, operating profit increased in the Transportation Products segment and declined in the Petroleum Analyzer segment.

On a business segment basis, revenues in the Transportation Products segment for the quarter and nine months ended October 31, 1998, were $155.7 million and $453.0 million, respectively, as compared to $127.0 million and $359.3 million in the comparable prior year periods. During the 1998 year-to-date period, sales increased in all three transportation end market operations. Operating profit in the first nine months of 1998 was $64.8 million (14.3% of segment sales), up 52.7% from $42.4 million (11.8% of segment sales) in the prior year period. In the 1998 third quarter, operating profit increased 39.8% to $22.3 million (14.4% of segment sales) compared to $16.0 million (12.6% of segment sales) in the comparable 1997 quarter. Operating profit increased by a greater percentage than did sales in both 1998 periods at all three transportation end market operations.

Sales to the heavy-duty truck and trailer industry were higher in the 1998 periods than in the prior year reflecting higher industry production, new products, and increased content per truck at several customers. The Company's increase in sales continued to be greater than the industry's due to sales to existing customers for new products and sales to new customers for existing products. Sales to the automotive industry increased in the 1998 periods as a result of higher sales volumes of certain products, including the Means one-way clutch for which production began in July 1997. Sales of railroad products were positively affected in both 1998 periods by high levels of industry production, which stimulated sales of freightcar and locomotive components. In addition, acquisitions made in late 1997 had a positive impact on railroad products revenues. In all core transportation end markets, profits were up more than sales due to cost reductions as well as higher plant throughput.

Sales in the Petroleum Analyzer segment for the quarter and nine months ended October 31, 1998, were $8.8 million and $28.5 million, respectively, compared to $8.8 million and $25.9 million in the 1997 periods. Revenues in this business in the third quarter of 1998 did not increase as low oil prices and reduced demand in Asia resulted in customers deferring capital spending. Operating profit for the Petroleum Analyzer segment for the first nine months of 1998 decreased to $2.6 million (9.1% of segment sales) compared to $3.2 million (12.2% of segment sales) in the prior year's period. For the 1998 third quarter, operating profit decreased to $.4 million (4.8% of segment sales) compared to $.9 million (10.1% of segment sales) in the prior year's quarter. Despite a softening of revenues in the third quarter of 1998, the Company continued to invest in new product development and its distribution network resulting in the decline in earnings in both 1998 periods compared to the prior-year equivalent periods.

Consolidated gross margin in the first nine months increased to 26.1% in 1998 from 24.3% in 1997, and during the third quarter consolidated gross margin increased from 24.9% in 1997 to 26.0% in 1998. The gross margin percentage increased in both segments in the current nine-month period, but in the third quarter of 1998 it increased at the Transportation Products segment while declining in the Petroleum Analyzer segment. Gross margin in the Transportation Products segment continued to reflect the effects of higher sales and resultant plant throughput efficiencies.

Selling, general, and administrative expenses of $66.0
million or 13.7% of sales in the first nine months of 1998 compared to $54.0 million or 14.0% of sales in the comparable 1997 period. During the third quarter of 1998, selling, general, and administrative expenses were $22.5 million or 13.7% of sales compared to $19.2 million or 14.1% of sales in the prior year's comparable period. As a percentage of sales, selling, general, and administrative expenses in the Transportation Products segment were lower in both 1998 periods compared to 1997, demonstrating leverage obtained from the large sales increase.
At the Petroleum Analyzer segment, higher distribution and product development costs resulted in increased expenditures in both 1998 periods in dollars and as a percent of sales.

Net interest expense for the quarter and nine months ended October 31, 1998, was $1.6 million and $4.9 million, respectively, compared to $1.2 million and $7.4 million for the prior year's comparable periods. During the third quarter of 1997, the Company converted substantially all of its 6 1/2% convertible subordinated debentures into equity. As a result, previously accrued interest of $.8 million was reversed at the date of conversion and no further convertible subordinated debt interest accrued. On a year-to-date basis, net interest expense decreased reflecting lower levels of debt in 1998 as a result of the 1997 conversion and scheduled term loan payments.

Income taxes were provided at an effective rate during the third quarter and first nine months of 1998 of 42.1% and 42.5% compared to 43.3% and 44.0%, respectively, in both the comparable 1997 periods. The higher than statutory federal rate reflects non-deductible goodwill amortization and state income taxes.

Capital Resources and Liquidity

During the third quarter and nine-month period ended October
31, 1998, the Company generated $12.7 and $48.2 million, respectively, of cash from operating activities. As of October 31, 1998, the Company's working capital was $88.3 million, total assets were $463.8 million, total debt excluding current portion was $100.7 million and stockholders' equity was $229.0 million.

Investing activities during the third quarter and nine-month period ended October 31, 1998, included capital expenditures of $9.6 million and $26.8 million, respectively. These capital expenditures were primarily for machinery and equipment to support new products and to improve operating efficiency. To support its investing activities, the Company has a term loan and revolving credit agreement, which was entered into in 1996 and expires on July 19, 2002. The term loan portion of this facility ($96 million) was used to finance a large acquisition in 1996. The $80.0 million revolving credit facility will be used by the Company as the principal source of acquisition funding. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures, and scheduled debt repayments. As of October 31, 1998, the Company had approximately $14.2 million of non-cancelable commitments for the acquisition of capital equipment.

Year 2000

General:   The Year 2000 problem concerns the inability of
information systems or embedded computer chips to properly recognize and process date-sensitive information beyond January 1, 2000. The Company's top management recognizes the importance of the Year 2000 issue and has given it a high priority. Since the Company operates its businesses in a decentralized manner, each business unit has been required to develop a Year 2000 plan to become fully compliant. The Company's approach to conduct its Year 2000 project includes the key steps of planning, assessment, remediation, implementation, testing, and contingency planning. In addition, the Company has utilized its internal audit resources to monitor the progress of the Year 2000 project. Overall, the Company believes that the project is proceeding on schedule and that all appropriate actions have or will be taken to maintain business continuity.

     Readiness: The Company's Year 2000 project has focused on eight risk areas as noted in the table below:


     Risk Areas                Technologies / Systems
Business Computer             Financial, human resource, purchasing,
Systems                       engineering, manufacturing, sales and
                              marketing systems

Manufacturing,                Manufacturing execution systems, shop
Warehousing, Servicing        floor controls (PLC's, CNC/NC, robots,
Equipment                     assembly line systems, cell controllers)

Technical                     Workstations, mainframes, servers,
Infrastructure                operating systems, voice, data, video
                              (local & long distance, WAN's, LAN's)

End-User Computing            Personal computers

Customers, Agents,            Systems which interface to other
Suppliers, Service            customers including the after-market
Providers                     buyers and other OEM's; EDI interfaces

Environmental                 Fire, security, electrical power control,
Operations                    emission and waste controls, automatic
                              lighting

Dedicated R&D Test            CAD/CAE/CAM systems, third party
Facilities                    analytical systems for engineering;
                              research and development technologies,
                              product testing

The Organization's            Computer hardware and software utilized
Products                      in the organization's products


Within these risk areas, the Company's business units are currently at varying stages of readiness and are primarily working through the remediation, implementation and testing stages. Business systems are being updated through a combination of approaches including modification, version upgrading, and replacement. Other equipment with embedded chips or processors is being evaluated with the assistance of the equipment manufacturers. Those systems and processes considered most critical to maintaining business continuity are being given priority. The Company believes that its Year 2000 project is currently about 70% complete with each business unit at 50% or greater. The business units will be completing their respective projects at various dates with the latest slated for September 1999.

Another component of the Year 2000 project is the readiness of key third parties that conduct business with the Company. Efforts have been taken to reasonably assess their readiness through questionnaires, interviews and other means. The Company believes that it has completed 80% of this third party assessment and evaluation process.

Costs: It is currently estimated that the total cost of the Company's Year 2000 compliance project will approximate $1,900,000 (cumulative over several years) and will be funded
with cash flows from operations.   Of this amount, the Company
expects to spend approximately $1,160,000 from 10/31/98 through the end of the project. Both of these cost amounts include certain hardware and software costs associated with the replacement of systems that will be capitalized. In total, these costs are not expected to be substantially different from the normal costs typically incurred for system development, enhancement and implementation. While some external assistance has been utilized throughout this project, the work has primarily been performed using internal resources.

Risk Assessment / Contingency Planning: At this time, the Company believes its most reasonably likely worst case scenario would include (i) a key material vendor or service provider could experience problems with delivery of materials, components, or services; and (ii) the failure of infrastructure services provided by government agencies and other third parties (e.g. electricity, phone, transportation, Internet services, etc.).
As noted above, the Company is evaluating the Year 2000 compliance status of its key third party vendors to identify potential risks for contingency planning purposes. As of this date, the Company's contingency planning has been limited since the focus has been on the assessment, remediation, implementation, and testing phases. The Company anticipates that appropriate contingency plans will be prepared throughout 1999 as determined to be necessary.


The estimates and conclusions of this Year 2000 discussion contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the project include the ability to discover and correct Year 2000 problems, the continued availability of certain internal and external resources, and the ability of suppliers and customers to bring their systems into compliance. These and other unforeseen factors could have a material adverse effect on results of operations or the Company's financial condition.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits.

Exhibit 3(ii) By-Laws of Varlen Corporation as amended
              through November 20, 1998.

Exhibit 4(a)  Amendment No. 1 of Rights Agreement.

Exhibit 10(c) Varlen Corporation 1989 Incentive
              Stock Option Plan as amended through November 20, 1998.

Exhibit 10(i) Varlen Corporation 1993 Incentive
              Stock Option Plan as amended through November 20, 1998.

Exhibit 10(r) Varlen Corporation 1998 Long-Term
              Equity Incentive Plan as amended through November 20, 1998.

Exhibit 27    Financial Data Schedule.

(b)  Reports on form 8-K.

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



                                        Varlen Corporation
                                        (Registrant)



December 8, 1998                    By: /s/ Richard A. Nunemaker
                                        Richard A. Nunemaker
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                             Page No.

3(ii)  By-Laws of Varlen Corporation as amended
       through November 20, 1998.                          17

4(a)   Amendment No. 1 of Rights Agreement.                40

10(c)  Varlen Corporation 1989 Incentive Stock Option
       Plan as amended through November 20, 1998.          43

10(i)  Varlen Corporation 1993 Incentive Stock Option
       Plan as amended through November 20, 1998.          55

10(r)  Varlen Corporation 1998 Long-Term Equity
       Incentive Plan as amended through
       November 20, 1998.                                  63

27     Financial Data Schedule.                            79