Form 10-K405
period 1999-01-31
VARLEN CORP
filed 1999-04-21
CIK 103071

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                         Commission file number 0-5374

                               VARLEN CORPORATION
-----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                             13-2651100
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

    55 Shuman Boulevard
       P. O. Box 3089
     Naperville, Illinois                                    60566-7089
----------------------------------------                     ----------
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

                     Common Stock, par value $.10 per share
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 1, 1999, was $340,935,545.

The number of outstanding shares of the Registrant's Common Stock, par value $.10 per share, as of the close of business on April 1, 1999, was 17,010,934 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference to the following extent: Industry Segments and Officers into
     Part I; and Quarterly Market and Dividend Information, Summary of Operations, Summary of Financial Condition, Shares Listed, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows with related Notes and Independent Auditors' Report into Part II.

2. The Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1999, is incorporated herein by reference to the following extent: The information set forth under the captions, Election of Directors, Executive Compensation and Pension Plans, Compensation Committee Interlocks and Insider Participation and Security Ownership of Certain Beneficial Owners and Management into Part III.

                                     PART I

Item 1. BUSINESS

GENERAL

Varlen Corporation (the "Registrant") designs, manufactures, and markets products used in the manufacturing of transportation equipment (railroad products and vehicular products segments) and petroleum analyzers (petroleum analyzers segment). Previously, the Registrant reported its railroad products and vehicular products segments as a single segment named transportation products. The companies in each segment have been aggregated based on the similarity of the products manufactured, production processes, types of customers, distribution methods and economic factors impacting the companies in each segment.

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

DEVELOPMENT OF THE COMPANY

The Registrant was founded in 1969 for the purpose of acquiring and managing businesses which manufacture products for several industries. Over the years the Registrant restructured its operations to serve the transportation and petroleum analyzer industries. Significant acquisitions made within the last five years include the purchase in late fiscal 1998 of Dynamic Corporation, a manufacturer of dynamic braking components for locomotives; the late 1997 purchase of the railroad divisions of Ringfeder GmbH and Hanacke Zelzarny a Perovny, a.s. suppliers to the Registrant's German railcar cushioning device maker Karl Georg Bahntechnik GmbH which was purchased in late 1996; the late 1997 purchase of the Petrospec-Registered Trademark- product line of portable laboratory and process petroleum analyzers for which it had been the exclusive worldwide distributor of these products; Brenco, Incorporated, purchased in mid 1996, a manufacturer and reconditioner of specialized tapered roller bearings for railroad freight cars and locomotives; and Prime Manufacturing Corporation, purchased in late 1994, a manufacturer of a wide range of products for railroad locomotives including heating, ventilating, air conditioning units and valves. The following provides basic information with respect to the Registrant's current operations:

PRODUCTS AND PRIMARY MARKETS

RAILROAD PRODUCTS

The companies in this segment manufacture components and sub-assemblies for rolling stock for original equipment manufacturers and tightly related aftermarkets in the railroad industry.

The Registrant manufactures products which it sells in global markets to locomotive and railcar manufacturers, railroads and railcar maintenance facilities, lessors, and track maintenance contractors. The primary products are tapered roller bearings, hydraulic cushioning devices, draft gears, buffers, ring springs and discharge gates for railcars; and roller bearings, HVAC systems, dynamic braking components, draft gears and valves for locomotives. Additional products include to a lesser extent railroad track fasteners, valves, and remanufactured crankshafts.

VEHICULAR PRODUCTS

The companies in this segment manufacture components and sub-assemblies for vehicles for original equipment manufacturers and tightly related aftermarkets in the automotive and heavy-duty truck and trailer markets.

The Registrant manufactures products which are sold primarily to North American Class 8 truck and over-the-road trailer manufacturers. The primary products sold to this end market are aluminum permanent mold and die-cast products including axle hubs, suspension components, transmission housings, spring brake components, and structural molded plastic products including instrument panels, sleeper cab accessories and door sill assemblies. In addition, the Registrant manufactures products which it sells primarily in North American markets to original equipment automotive manufacturers, tier one suppliers and aftermarket transmission rebuilders for use on cars and light trucks. The primary products sold to this end market are automatic transmission components including reaction plates and one-way clutches, steering column components and other precision stamped metal components and weldments.

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

RAILROAD PRODUCTS

The companies in this segment manufacture components and sub-assemblies for rolling stock primarily for a limited number of original equipment manufacturers who collectively have significant market share and for selected tightly related aftermarkets in the railroad industry. The products in this segment are manufactured by forming metal through casting, molding, stamping, forging and machining with limited secondary operations. The products are distributed mainly through its direct/technical sales force. The following is a discussion of this segment by the markets served.

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

The Registrant is also a leading manufacturer of energy absorption devices which are sold in the domestic and international markets to OEM's and the aftermarket. Their purpose is to minimize or prevent damage to locomotives, railcars and their cargos. These products consist of hydraulic cushioning devices, draft gear cushioning devices, draw gears, buffers and metal ring springs. Hydraulic cushioning devices are used on locomotives and rail cars to protect hi-value/easily damaged cargo (automobiles, equipment, etc.) from damage whereas draft gears, draw gears, buffers and ring springs are used on locomotives and passenger cars, and freight cars transporting less easily damaged goods (coal, ore, grains, etc.) to protect the rail cars themselves from damage.

The Registrant also manufactures other engineered products for the domestic and international market. The products include HVAC units, dynamic braking devices, toilets, valves, and remanufactured crankshafts for locomotives, discharge gates for railcars, and rail anchors. Rail anchors are forged steel devices which are attached directly to the rail track and are designed to prevent the rail from longitudinal movement or buckling as a result of traffic and temperature conditions.

Through acquisitions and ongoing product development, the Registrant is committed to expanding its market share in both the North American and European railroad markets. The Registrant believes that its experience and technological leadership in the North American railroad freight market can be successfully transferred to the European markets. As the European community opens its borders, European rail hauls are becoming longer and use heavier freight cars, requiring more sophisticated cushioning and tapered roller bearing products. Recent acquisitions made by the Registrant has further improved the Registrant's access into the European rail market.

North American railroads have a large share of the freight transportation market. In spite of recent industry consolidation, the Registrant believes that the continuing increase in freight rail traffic should continue to create demand for the Registrant's products as new locomotives and rail cars are built, old locomotives and rail cars are refurbished and the railroads expend funds to maintain and improve their tracks. As freight railroad systems are expanded and updated throughout the world, the Registrant believes that its wide-range of highly engineered products should be well positioned to meet the growing demand.

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

OTHER INFORMATION

The primary materials used for the manufacture of products in this segment are cold rolled and hot rolled steel, special alloy steel bar, castings, forgings and tubing and rod. The Registrant has not experienced significant difficulties in obtaining such materials, although long lead times exist for certain steel products. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations consist primarily of heavy-duty forging and heat-treating equipment, metal cutting machine tools, grinding equipment, welding equipment, casting equipment, tools, dies, furnaces, molds, painting and plating equipment.

Backlog for this segment was $91.3 million, $49.4 million and $23.9 million as of January 31, 1999, 1998, and 1997, respectively. All of the current backlog is expected to be filled during the current fiscal year.

The Registrant's sales of tapered roller bearings for railroad freight cars and locomotive engines was 14%, 14% and 9% of the Registrant's sales in 1998, 1997, 1996, respectively. Sales of cushioning devices and related parts for railroad freight cars and locomotive engines accounted for 12%, 9% and 9% of the Registrant's total sales in 1998, 1997 and 1996, respectively.

VEHICULAR PRODUCTS

The companies in this segment manufacture components and sub-assemblies for vehicles primarily for a limited number of original equipment manufacturers who collectively have significant market share and for selected tightly related aftermarkets in the automotive and heavy-duty truck and trailer markets. The products in this segment are manufactured by forming metal or plastic through casting, molding, stamping, and machining with limited secondary operations. The products are distributed mainly through its direct/technical sales force. The following is a discussion of this segment by the markets served.

The Registrant designs, manufactures and markets lightweight aluminum and plastic components for heavy-duty over-the-road trucks and trailers in domestic and international markets. The customer base for these products is original truck and trailer manufacturers and tier 1 component manufacturers. Production remains at strong levels in this industry due to continued general economic strength.

The Registrant continues to benefit from two important market trends in new trucks. Driver appeal and comfort is used as a strategy to increase retention because of the shortage in over-the-road drivers. Manufacturers are looking for ways to reduce truck weights, which helps trucking firms carry heavier payloads and reduce fuel costs. The Registrant's high-quality products fit industry trends. Its lightweight structural plastic truck components make truck interiors more operator friendly and its cast aluminum truck hubs and components offer cost advantages over forged aluminum and significant weight saving advantages over steel and iron without sacrificing strength. In addition to pricing, manufacturers make decisions about suppliers based on product engineering, expertise, quality and service. The Registrant's commitment to these factors enable it to build and maintain strong and stable customer relationships.

The Registrant's truck component business has benefited from its new product development, its customer base expansion and increased penetration with key customers, such as industry leaders Freightliner, PACCAR, Volvo, Mack and Navistar. Also benefiting the Registrant was the 1997 introduction of new trucks by the aforementioned companies which have higher product content of the Registrant than previous models. With certain of its larger customers, the Registrant has been able to establish itself as a sole source supplier of certain components.

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

The Registrant also produces precision stamped metal components for use in automobiles and light trucks predominantly in steering and automatic transmission systems. The Registrant's ability to design and engineer tight tolerance components that can be manufactured in high volume with high quality ratings has enabled it to become a direct supplier to original equipment manufacturers, principally divisions of General Motors Corporation ("GM"), Ford Motor Company ("Ford") and Daimler/Chrysler Corporation ("Chrysler"). The Registrant also sells automotive parts to both U.S. and foreign-owned manufacturers that sell directly to GM, Ford and Chrysler. Its highest product content is in the light truck segment which includes pickup trucks, vans and sport utility vehicles.

Industry demand for passenger vehicles has been relatively level over the last several years, although the light-truck market (including sports utility vehicles, vans and pickups) has been increasing. The Registrant has a close relationship with GM, and most of its models carry the Registrant's parts. Sales are increasing to Ford due to new product introductions, however, the strike at GM during 1998 left overall industry demand flat during the year.

Among the Registrant's principal automotive products are steel reaction plates that are used in automatic transmissions. Its most significant new automotive product is its patented Means-Registered Trademark- one-way clutch for automatic transmissions. The first commercial shipment of this product was to Ford in the second quarter of 1997. Other automakers are currently reviewing this product for their use. The product has significant growth potential because of its superior performance characteristic and competitive price in comparison to other designs. Due to the potential of this product, the Registrant acquired greatly expanded rights to this technology during 1997 which includes, but are not limited to, world-wide opportunities in the automobile industry as well as applications for trucks, tractors and other industrial equipment.

Competition for the sale of these products is intense, coming from numerous companies, including divisions of automobile manufacturers, which have comparable facilities and greater financial and other resources than the Registrant. The Registrant competes for sale of these products on quality, just-in-time delivery, price and particularly in regards to the Means-Registered Trademark- one-way clutch, technological advances.

OTHER INFORMATION

The primary materials used for the manufacture of products in this segment are cold rolled and hot rolled steel, powdered metal components, aluminum ingots and plastic resin. The Registrant has not experienced significant difficulties in obtaining such materials. The machinery and equipment used for the manufacturing of these products, which management considers adequate for current operations consist primarily of heat-treating equipment, metal cutting machine tools, heavy-duty metal stamping equipment, welding equipment, injection molding presses, casting equipment, tools, dies, furnaces, molds and painting equipment.

Backlog for this industry segment was $86.5 million, $73.7 million and $51.2 million as of January 31, 1999, 1998 and 1997, respectively. All of the current backlog is expected to be filled during the current fiscal year.

Sales of transportation products to Freightliner amounted to 19%, 15% and 15% of the Registrant's total sales in each of 1998, 1997 and 1996, respectively. In addition, the Registrant's sales of aluminum hubs and hub assemblies accounted for 16%, 12% and 12% of the Registrant's total sales in 1998, 1997 and 1996, respectively.

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

The Registrant's petroleum analysis instruments are sold world-wide to petroleum refiners (of which there are over 600) and to transporters, governmental agencies, pipeline companies and large users of petroleum products (airlines, railroads and the U.S. military). Although the number of U.S. refineries is declining, the Registrant's sales to overseas refiners and to existing refineries in the process of upgrading and automating their production processes along with new instruments brought to market by the Registrant are expected to provide growth opportunities. The Registrant's ability to engineer on-line analyzers for specific application and to provide timely service at their places of installation is of competitive importance. With manufacturing facilities in the United States and Germany, and service and distribution locations in key strategic domestic and international markets, the Registrant believes it is well positioned to maintain a leading position in this global market. The Registrant's petroleum analysis instruments compete primarily on product quality, engineering features, reliability and service. There are a limited number of competitors in this narrow market, some of which use alternate technologies.

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

Backlog for this industry segment was $4.5 million, $5.0 million and $3.4 million as of January 31, 1999, 1998 and 1997, respectively. All of the current backlog is expected to be filled during the current fiscal year.

EXPORT SALES

Export sales from the Registrant's United States operations were 10%, 11% and 10%, respectively, of consolidated net sales in 1998, 1997 and 1996.

RESEARCH AND DEVELOPMENT

In 1998, 1997 and 1996, the Registrant spent $10.9 million, $8.0 million and $9.5 million, respectively, on research and development activities, all of which was Registrant sponsored. Of these amounts, research and development spending on new products was $7.8 million, $5.7 million and $6.3 million for 1998, 1997 and 1996, respectively.

PATENTS, TRADE NAMES AND TRADEMARKS

The Registrant applies for and maintains patents, trade names and trademarks where the Registrant believes that such patents, trade names and trademarks are reasonably required to protect the Registrant's rights in its products. The Registrant does not believe that any single patent, trade name or trademark or related group of such rights, other than the "Brenco", "ConMet", "Precision Scientific Petroleum Instruments", "Petrospec" and "Herzog" trade names and related trademarks, and the "Means" one-way clutch patent license and related patents are materially important to its businesses or their ability to compete. In many instances the Registrant's technology is not patented but is maintained by the Registrant as proprietary.

SEASONALITY

In non-recessionary times, the Registrant's first quarter has historically been the strongest quarter of the year. During the second and fourth quarters, the Registrant traditionally encounters scheduled vacation and holiday shutdowns and slowdowns at customers' manufacturing plants.

EMPLOYEES

As of January 31, 1999, the Registrant employed a total of 3,758 persons, 1,784 of whom were employed in its railroad products segment, 1,702 of whom were employed in its vehicular products segment, 249 of whom were employed in its petroleum analyzers segment and 23 of whom were employed at the Registrant's corporate headquarters. Of the employees employed by the railroad products, vehicular products and petroleum analyzers segments, 165, 701 and 34, respectively, are covered by collective bargaining agreements. The Registrant believes it has a good working relationship with its employees.

ENVIRONMENTAL MATTERS

The Registrant is subject to a variety of environmental laws and regulations governing discharges to air and water and the handling, storage and disposal of hazardous solid waste materials and the remediation of contamination associated with releases of hazardous substances. The Registrant has established a company-wide environmental compliance program that stresses periodic environmental audits and management review of compliance procedures at the operating company level. Although the Registrant believes that it is in material compliance with all of the various regulations applicable to their businesses, there can be no assurance that requirements will not change in the future or that the Registrant will not incur significant cost to comply with such requirements.

Compliance with these environmental laws and regulations has not had, nor is expected to have, a material effect on the Company's earnings, competitive position or capital expenditures through fiscal 2000. The amount of capital expenditures expected to be spent on environmental compliance costs in fiscal 1999 and 2000 are approximately $364,000 and $578,000, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Officers" in the Registrant's Annual Report to Stockholders, which information is incorporated herein by reference.

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

                                                                    Expiration Date      Approximate
                                                   Approximate         of Lease           Capacity
Operation                                          Square Feet      (if applicable)     Utilization(1)
---------                                          -----------      ---------------     --------------
Executive Office                                     12,000(2)           9/30/02             N/A
Naperville, IL

RAILROAD PRODUCTS

Atchison, KS                                         60,000              N/A                 50%
Chicago, IL                                          32,000              N/A                 40%
Camp Hill, PA                                        95,000              N/A                 50%
Halberstadt, Germany                                 27,000              N/A                 65%
Lafayette, IN (3)                                    20,000              N/A                 30%
Little Rock, AR                                      52,000              N/A                 30%
Louisville, KY                                       32,000              1/31/02             30%
McPherson, KS                                        94,000              N/A                 50%
Montmorenci, IN (3)                                  23,000              N/A                 50%
Neitersen, Germany                                   89,000              12/31/11            75%
Oak Creek, WI                                        72,000              N/A                 25%
Ontario, Canada (4)                                  14,000              9/1/99              N/A
Petersburg, VA                                      412,000              N/A                 60%
Ploermel, France                                     70,000              9/1/03              60%
Prostejov, Czech Republic                            50,000              N/A                 80%
Sparks, NV                                           36,000              9/30/00             30%

VEHICULAR PRODUCTS

Bryson City, NC                                     162,000              N/A                 65%
Cashiers, NC                                         96,000              N/A                 85%
Clackamas, OR                                        65,000              N/A                 90%
Melvindale, MI                                       45,000              N/A                 65%
Monroe, NC                                          195,000              N/A                 90%
Portland, OR                                        166,000              N/A                 80%
Saginaw, MI                                          77,000              N/A                 70%
Vassar, MI                                           76,000              N/A                 75%


                                                                    Expiration Date      Approximate
                                                   Approximate         of Lease           Capacity
Operation                                          Square Feet      (if applicable)     Utilization(1)
---------                                          -----------      ---------------     --------------
PETROLEUM ANALYZERS

Bellwood, IL                                         42,000              5/31/01             35%
Lauda, Germany                                       24,000              N/A                 25%
Marlborough, MA                                      10,000              11/30/00            25%
San Antonio, TX                                      28,000              4/30/99             35%

(1) Full capacity being deemed a 24 hour day, 7 day week for this purpose.

(2) Office space.

(3) The related locations are from an acquisition in the fourth quarter of fiscal 1998.

(4) This location was opened in the fourth quarter of fiscal 1998.

N/A - Not Applicable.

Item 3. LEGAL PROCEEDINGS

The Registrant is involved in litigation arising in the normal course of business. The Registrant is not aware of any such matters that will materially affect its financial position or results of operations.

In separate civil actions, several plaintiffs have sued one of the Registrant's subsidiaries alleging violations of environmental laws or injuries from environmental contamination. On January 19, 1999, a citizens group entitled Communities for a Better Environment filed a lawsuit in Los Angeles County Superior Court alleging that the subsidiary, Chrome Crankshaft Co., had violated California's Proposition 65 (Health & Safety Code Section 25249.5 ET. SEQ.) by discharging certain chemical contaminants where they could reach a source of drinking water. In addition, Communities for a Better Environment alleges that these activities constituted an unfair business practice. On December 22, 1998, Joseph and Mary Perales and certain other individual plaintiffs filed an action against Chrome Crankshaft Co. alleging negligence, dangerous condition of public property, breach of mandatory duties, battery, strict liability, negligence per se, fraudulent concealment, civil conspiracy and unfair practices arising from the emission from the Chrome Crankshaft facility of certain air pollutants which allegedly caused injury or death to members of the plaintiffs' families. Chrome Crankshaft Co. intends to defend vigorously against these claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Reference is made to the information set forth under the captions "Quarterly Market and Dividend Information" and "Shares Listed" in the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated herein by reference. Note: The information contained under the caption "Quarterly Market and Dividend Information" in the Registrant's Annual Report includes over-the-counter market quotations which reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6.  SELECTED FINANCIAL DATA

Reference is made to the information set forth under the captions "Summary of Operations" and "Summary of Financial Condition" in the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Registrant's 1998 Annual Report to Stockholders, which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1999, which information is incorporated herein by reference, and to the information set forth under the caption "Executive Officers of the Registrant", which appears as a separate item immediately preceding Item 2 included in PART I hereof, which information is incorporated herein by reference.

None of the executive officers bear any family relationship to one another. The executive officers of the Registrant are elected annually by the Board of Directors.

Item 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1999, which information is hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement filed pursuant to Regulation 14A within 120 days after January 31, 1999, which information is hereby incorporated herein by reference.

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

         (b)   REPORTS ON FORM 8-K

               None

      (a)(3)
       & (c)   EXHIBITS

               Set forth below is a list of the Exhibits to this Form 10-K in accordance with the requirements of Items 14(a) (3) and (c) of Form 10-K and Item 601 of Regulation S-K:

(3)      (i)   Registrant's Restated Certificate of Incorporation as amended through October 1, 1996 (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-3 Registration Statement as filed on August 19, 1997), as further amended on May 27, 1998
               (incorporated to herein by reference to Exhibit(3)(i) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 1998).

         (ii) Registrant's By-laws, as amended through November 20, 1998 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

(4)      (a)   Rights Agreement dated as of June 17, 1996 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996) as amended on September 28, 1998 (incorporated herein by reference to Exhibit (4)(a) to the Registrant's Quarterly Report on form
               10-Q for the fiscal quarter ended October 31, 1998).

         (b) Credit Agreement by and among the Registrant, the Borrowing Subsidiaries and the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996), as amended on October 15, 1996 (incorporated herein by reference to Exhibit (4)(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1996), as further amended on January 17, 1997 (incorporated herein by reference to Exhibit (4)(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997), as further amended on December 30, 1997 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

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

         (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective May 1, 1999.

         (c) Registrant's 1989 Incentive Stock Option Plan as amended through November 20, 1998 (incorporated herein by reference to Exhibit
               (10)(c) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

         (d) Varlen Corporation Excess Benefits Plan (incorporated herein by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

         (e) Varlen Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990), as amended on January 30, 1999.

         (f) Trust Agreement Between Varlen Corporation and Fidelity Management Trust Company dated November 30, 1992 (incorporated herein by reference to Exhibit (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         (g) Form of letter agreement between the Registrant and each of Richard A. Nunemaker, Raymond A. Jean and George W. Hoffman (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         (h) Registrant's 1993 Incentive Stock Option Plan as amended through November 20, 1998 (incorporated herein by reference to Exhibit
               (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

         (i) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994), as amended May 29, 1997 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997).

         (j) Registrant's 1993 Deferred Incentive Stock purchase Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) as amended on February 3, 1997 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997) as amended on February 2, 1998 (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2,
               1998).

         (k) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994 (incorporated herein by reference to Exhibit
               (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

         (l) Form of Indemnification Agreement Dated as of June 17, 1996 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

         (m) Varlen Corporation's 1998 Contingent Stock Award Plan dated as of February 2, 1998 (incorporated herein by reference to Exhibit
               (10)(q) to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended May 2, 1998).

         (n) Deferred long-term incentive grant to Raymond A. Jean dated February 2, 1998 (incorporated herein by reference to Exhibit
               (10)(o) to the Registrant's Annual Report on form 10-K for the fiscal year ended January 31, 1998).

         (o) Deferred long-term incentive grant to Richard A. Nunemaker dated February 2, 1998 (incorporated herein by reference to Exhibit
               (10)(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

         (p) Varlen Corporation's 1998 Long-Term Equity Incentive Plan, as amended through November 20, 1998 (incorporated herein by reference to Exhibit (10)(r) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

         (q) Consulting Agreement dated January 31, 1999 between Richard L. Wellek and Varlen Corporation.

(13)           1998 Annual Report to Stockholders.

(21)           List of Subsidiaries.

(23)           Consent of Deloitte & Touche LLP.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1998 Annual Report on Form 10-K.

(27)           Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VARLEN CORPORATION
                                          (Registrant)


                                       By: /s/ Richard A. Nunemaker
                                          ---------------------------------
                                          Richard A. Nunemaker
                                          Vice President, Finance and
                                          Chief Financial Officer

Dated: April 21, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                              DATE
---------                      -----                              -----


/s/ Raymond A. Jean            President and Chief Executive      April 21, 1999
---------------------------    Officer
Raymond A. Jean                (Principal Executive Officer)


/s/ Richard A. Nunemaker       Vice President, Finance            April 21, 1999
---------------------------    and Chief Financial Officer
Richard A. Nunemaker           (Principal Financial Officer and
                               Principal Accounting Officer)

SIGNATURE                                                         DATE
---------                                                         ----



/s/ Richard A. Nunemaker                                          April 21, 1999
---------------------------
Richard A. Nunemaker
as attorney-in-fact for
Ernest H. Lorch, Director


/s/ Richard A. Nunemaker                                          April 21, 1999
---------------------------
Richard A. Nunemaker
as attorney-in-fact for
L. William Miles, Director


/s/ Richard A. Nunemaker                                          April 21, 1999
---------------------------
Richard A. Nunemaker
as attorney-in-fact for
Greg A. Rosenbaum, Director


/s/ Richard A. Nunemaker                                          April 21, 1999
---------------------------
Richard A. Nunemaker
as attorney-in-fact for
Joseph J. Ross, Director


/s/ Richard A. Nunemaker                                          April 21, 1999
---------------------------
Richard A. Nunemaker
as attorney-in-fact for
Theodore A. Ruppert, Director


/s/ Richard A. Nunemaker                                          April 21, 1999
---------------------------
Richard A. Nunemaker
as attorney-in-fact for
Richard L. Wellek, Director

                              VARLEN CORPORATION
                               AND SUBSIDIARIES

                          Annual Report (Form 10-K)

                    Consolidated Financial Statements and
                                   Schedule

                       Submitted in Response to Item 14

                 Years ended January 31, 1999, 1998 and 1997

                              VARLEN CORPORATION
                               AND SUBSIDIARIES

                  Index to Consolidated Financial Statements
                                 and Schedule

Consolidated financial statements
   incorporated by reference
---------------------------------

The consolidated balance sheets of the Registrant and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of earnings, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended January 31, 1999, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, all contained in the Registrant's 1998 Annual Report to Stockholders, are incorporated herein by reference thereto. The following additional consolidated financial information should be read in conjunction with the consolidated financial statements in such Annual Report. All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ADDITIONAL CONSOLIDATED FINANCIAL INFORMATION

         -  Schedule:

            - II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Varlen Corporation
Naperville, Illinois

We have audited the consolidated financial statements of Varlen Corporation and subsidiaries as of January 31, 1999 and 1998, and for each of the three years in the period ended January 31, 1999, and have issued our report thereon dated March 8, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Varlen Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 8, 1999

                                                                    Schedule II

                              VARLEN CORPORATION
                               AND SUBSIDIARIES

                      Valuation and Qualifying Accounts

                      Three years ended January 31, 1999
                                (in thousands)

                                             Additions
                              Balance at     charged to                  Balance
                              beginning      costs and                    at end
     Description              of period       expenses     Deductions    of period
     -----------              ---------       --------     ----------    ---------
Allowance for doubtful
accounts (deducted from
accounts receivable):

Year ended 1/31/99              $1,808        $ 465(a)      $ 327(b)       $1,946
Year ended 1/31/98               1,455          556           203(b)        1,808
Year ended 1/31/97               1,318          384(a)        247(b)        1,455

Allowance related to
deferred tax assets:

Year ended 1/31/99              $1,871        $ 615             -          $2,486
Year ended 1/31/98               1,237          634             -           1,871
Year ended 1/31/97               1,570          626         $ 959(c)(d)     1,237



(a)  Includes additions from companies acquired during the period.

(b) Write-offs, net of recoveries, foreign currency translation adjustments and reserves related to certain companies disposed of during the period.

(c) Current and projected utilization and current expiration of acquired operating losses.

(d) The amounts were offset against goodwill and not net earnings.

                               INDEX TO EXHIBITS

(3)      (i)   Registrant's Restated Certificate of Incorporation as amended through October 1, 1996 (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-3 Registration Statement as filed on August 19, 1997), as further amended on May 27, 1998
               (incorporated to herein by reference to Exhibit(3)(i) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 1998).

        (ii) Registrant's By-laws, as amended through November 20, 1998 (incorporated herein by reference to Exhibit (3)(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

(4)      (a)   Rights Agreement dated as of June 17, 1996 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996) as amended on September 28, 1998 (incorporated herein by reference to Exhibit (4)(a) to the Registrant's Quarterly Report on form
               10-Q for the fiscal quarter ended October 31, 1998).

         (b) Credit Agreement by and among the Registrant, the Borrowing Subsidiaries and the Lenders Party Thereto and The First National Bank of Chicago, as Agent, dated as of July 19, 1996 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996), as amended on October 15, 1996 (incorporated herein by reference to Exhibit (4)(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1996), as further amended on January 17, 1997 (incorporated herein by reference to Exhibit (4)(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997), as further amended on December 30, 1997 (incorporated herein by reference to Exhibit (4)(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

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

         (b) Varlen Corporation Profit Sharing and Retirement Savings Plan as amended and restated generally effective May 1, 1999.

         (c) Registrant's 1989 Incentive Stock Option Plan as amended through November 20, 1998 (incorporated herein by reference to Exhibit
               (10)(c) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

         (d) Varlen Corporation Excess Benefits Plan (incorporated herein by reference to Exhibit (10)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

         (e) Varlen Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990), as amended on January 30, 1999.

         (f) Trust Agreement Between Varlen Corporation and Fidelity Management Trust Company dated November 30, 1992 (incorporated herein by reference to Exhibit (10)(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         (g) Form of letter agreement between the Registrant and each of Richard A. Nunemaker, Raymond A. Jean and George W. Hoffman (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         (h) Registrant's 1993 Incentive Stock Option Plan as amended through November 20, 1998 (incorporated herein by reference to Exhibit
               (10)(i) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

         (i) Registrant's 1993 Directors Incentive Stock Grant Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994), as amended May 29, 1997 (incorporated herein by reference to Exhibit (10)(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997).

         (j) Registrant's 1993 Deferred Incentive Stock purchase Plan adopted May 25, 1993 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) as amended on February 3, 1997 (incorporated herein by reference to Exhibit (10)(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997) as amended on February 2, 1998 (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2,
               1998).

         (k) Varlen Corporation Excess Benefit Plan Trust Agreement dated December 1, 1994 (incorporated herein by reference to Exhibit
               (10)(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

         (l) Form of Indemnification Agreement Dated as of June 17, 1996 (incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996).

         (m) Varlen Corporation's 1998 Contingent Stock Award Plan dated as of February 2, 1998 (incorporated herein by reference to Exhibit
               (10)(q) to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended May 2, 1998).

         (n) Deferred long-term incentive grant to Raymond A. Jean dated February 2, 1998 (incorporated herein by reference to Exhibit
               (10)(o) to the Registrant's Annual Report on form 10-K for the fiscal year ended January 31, 1998).

         (o) Deferred long-term incentive grant to Richard A. Nunemaker dated February 2, 1998 (incorporated herein by reference to Exhibit
               (10)(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

         (p) Varlen Corporation's 1998 Long-Term Equity Incentive Plan, as amended through November 20, 1998 (incorporated herein by reference to Exhibit (10)(r) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

         (q) Consulting Agreement dated January 31, 1999 between Richard L. Wellek and Varlen Corporation.

(13)           1998 Annual Report to Stockholders.

(21)           List of Subsidiaries.

(23)           Consent of Deloitte & Touche LLP.

(24) Board of Directors' power of attorney for the signing of Varlen Corporation's 1998 Annual Report on Form 10-K.

(27)           Financial Data Schedule.