Form 10-Q
period 1999-05-01
VARLEN CORP
filed 1999-06-04
CIK 103071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to___________________________

                          Commission file number 0-5374

                               VARLEN CORPORATION
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                    DELAWARE                             13-2651100
--------------------------------------------------------------------------------
           (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)          Identification No.)

      55 Shuman Boulevard, P.O. Box 3089
                  Naperville, Illinois                  60566-7089
--------------------------------------------------------------------------------
    (Address of principal executive offices)             Zip Code)

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

      Yes |X|           No |_|

At June 1, 1999, approximately 17,020,279 shares, par value $.10 per share, of common stock of the Registrant were outstanding.

                          PART I. FINANCIAL STATEMENTS

                       VARLEN CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Thousands of Dollars)

                                                          May 1,     January 31,
                                                           1999         1999
                                                         --------     --------
Assets

Cash and cash equivalents                                $ 18,485     $ 11,618

Accounts receivable, less allowance for doubtful           92,814       87,974
  accounts of $2,659 and $1,946

Inventories:
  Raw materials                                            18,993       21,665
  Work in process                                          26,650       24,444
  Finished goods                                           14,480       14,516
                                                         --------     --------
                                                           60,123       60,625
                                                         --------     --------

Deferred and refundable income taxes                        8,863        8,884
Other current assets                                        8,625        9,302
                                                         --------     --------
   Total current assets                                   188,910      178,403
                                                         --------     --------

Property, plant, and equipment                            265,701      255,223
Less: accumulated depreciation                            114,986      110,517
                                                         --------     --------
                                                          150,715      144,706
                                                         --------     --------

Goodwill and other intangible assets, net                 146,306      149,338
Investments and other assets                                2,156        3,077
                                                         --------     --------
                                                         $488,087     $475,524
                                                         ========     ========

Liabilities and Stockholders' Equity

Current maturities of long-term debt                     $    238     $    260
Accounts payable                                           53,469       50,521
Accrued expenses                                           40,738       46,394
Income taxes payable                                       12,655        6,434
                                                         --------     --------
   Total current liabilities                              107,100      103,609
                                                         --------     --------

Long-term debt                                             91,599       94,643

Deferred income taxes                                      15,256       15,153
Other liabilities                                          21,318       21,199

Common stock (note 5)                                       1,702        1,699
Other stockholders' equity (note 5)                       251,112      239,221
                                                         --------     --------
                                                         $488,087     $475,524
                                                         ========     ========

            See Notes to Condensed Consolidated Financial Statements

                       VARLEN CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                             Three Months Ended
                                                           ---------------------

                                                            May 1,       May 2,
                                                             1999         1998
                                                           --------     --------

Net sales                                                  $193,277     $164,615

Cost of sales                                               142,709      121,272
                                                           --------     --------

Gross profit                                                 50,568       43,343

Selling, general and administrative expenses                 24,355       22,276

Interest expense, net                                         1,389        1,706
                                                           --------     --------

Earnings before income taxes                                 24,824       19,361

Income taxes                                                 10,302        8,325
                                                           --------     --------

Net earnings                                               $ 14,522     $ 11,036
                                                           ========     ========

Earnings per share (notes 5 and 6):

   Basic                                                   $   0.85     $   0.66
                                                           ========     ========

   Diluted                                                 $   0.84     $   0.63
                                                           ========     ========

Weighted average number of shares
   outstanding - basic (notes 5 and 6)                       17,000       16,708
                                                           ========     ========

Weighted average number of shares
   outstanding - diluted (notes 5 and 6)                     17,245       17,375
                                                           ========     ========

Dividends per common share (note 5)                        $   0.05     $   0.05
                                                           ========     ========

            See Notes to Condensed Consolidated Financial Statements

                       VARLEN CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Thousands of Dollars)

                                                            Three Months Ended
                                                           --------------------
                                                            May 1,      May 2,
Increase (Decrease) in Cash                                  1999        1998
                                                           --------    --------

Cash flows from operating activities:
 Net earnings                                              $ 14,522    $ 11,036
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation                                               5,144       5,067
   Amortization                                               1,123       1,342
   Deferred income taxes                                        318        (161)
   Change in assets and liabilities net of effects
      from purchased and sold businesses:
       Accounts receivable, net                              (5,677)    (11,035)
       Inventories                                             (438)        990
       Refundable income taxes                                    3         (50)
       Other current assets                                     635        (543)
       Accounts payable                                       3,380      10,894
       Accrued expenses                                      (4,069)     (6,056)
       Income taxes payable                                   6,244       7,351
       Other noncurrent assets                                2,069         (98)
       Other noncurrent liabilities                             216         742
                                                           --------    --------

      Total adjustments                                       8,948       8,443
                                                           --------    --------

      Net cash provided by operating activities              23,470      19,479
                                                           --------    --------

 Cash flows from investing activities:
   Fixed asset expenditures                                 (12,231)     (6,246)
   Cost of purchased business, net of cash acquired               0           0
   Purchases of long-term investments                          (725)       (500)
   Disposals and other changes in property,
     plant and equipment                                        176         212
                                                           --------    --------

       Net cash used in investing activities                (12,780)     (6,534)
                                                           --------    --------

 Cash flows from financing activities:
   Proceeds from debt                                             0         552
   Payments of debt                                          (3,056)     (2,034)
   Issuance of common stock under option plans                  285         368
   Cash received on stock subscriptions                           0           0
   Cash dividends paid                                         (851)       (807)
                                                           --------    --------

       Net cash used in financing activities                 (3,622)     (1,921)
                                                           --------    --------

 Effect of exchange rate changes on cash                       (201)        (60)
                                                           --------    --------

 Net increase in cash and cash equivalents                    6,867      10,964
 Cash and cash equivalents at beginning of year              11,618       6,206
                                                           --------    --------

 Cash and cash equivalents at end of period                $ 18,485    $ 17,170
                                                           ========    ========

            See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. The unaudited condensed consolidated financial statements of Varlen Corporation (the "Company") included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments which are considered necessary for a fair presentation of the results for the interim periods presented and the balance sheet at May 1, 1999 have been made. These financial statements, which are condensed and do not include all disclosures included in annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto incorporated into the Company's latest Annual Report on Form 10-K.

2.    Supplemental Cash Flow Information (in thousands):

                                           Three Months Ended
                                           ------------------

                                            May 1,      May 2,
                                             1999        1998
                                           --------    --------

      Cash paid during the year-to-date
       period for:

      Interest                             $  970      $2,248
                                           ======      ======

      Income taxes (net)                   $3,189      $1,410
                                           ======      ======

3.    Business Segment Information (in thousands):

                                              Quarter Ended
                                           ------------------

                                            May 1,      May 2,
                                             1999        1998
                                           --------    --------
      Net Sales:

      Vehicular products                 $106,909    $ 86,337
      Railroad products                    77,428      68,449
      Petroleum analyzers                   8,940       9,829
                                         --------    --------

                                         $193,277    $164,615
                                         --------    --------

      Operating profits:

      Vehicular products                  $16,655     $13,356
      Railroad products                    11,000       8,821
      Petroleum analyzers                     793       1,322
                                         --------    --------

                                           28,448      23,499

      Corporate                            (2,235)     (2,432)
      Net interest expense                 (1,389)     (1,706)
                                         --------    --------

      Earnings before income taxes        $24,824     $19,361
                                         ========    ========

4.    Acquisitions:

      In January 1999, the Company purchased for cash Dynamic Corporation, a privately held, leading manufacturer of dynamic braking components for locomotives. The acquisition has been accounted for by the purchase method of accounting with the excess of the purchase price over the fair value of net assets amortized over 40 years. The operating results of the business have been included in the accompanying condensed consolidated results of operations from its acquisition date.

5.    Stockholders' Equity:

      On September 28, 1998, the Company's Board of Directors declared a five-for-four stock split effected in the form of a stock dividend payable on November 17, 1998, to stockholders of record on October 30, 1998. The dividend resulted in the issuance of approximately 3.4 million new shares of Common Stock. All share and per share amounts reflect this stock dividend.

      At the beginning of fiscal 1998, the Company adopted the Financial Accounting Standards Board Standard No. 130, "Reporting Comprehensive Income." This Standard expands current disclosures and had no impact on the Company's reported financial position, results of operations or cash flows. Comprehensive income for the first quarter is comprised of net earnings adjusted for unrealized currency translation losses. Comprehensive income for the three months ended May 1, 1999 and May 2, 1998 was $12,414 and $11,033, respectively.

6.    Computation of Earnings Per Share

                                                Three Months Ended
                                               --------------------

                                                May 1,      May 2,
                                                 1999        1998
                                               --------    --------

      Net earnings                             $ 14,522    $ 11,036
                                               ========    ========

      Average shares outstanding - basic         17,000      16,708

      Diluted effect of stock options               245         667
                                               --------    --------

      Average shares outstanding - diluted       17,245      17,375
                                               ========    ========

      Basic earnings per share                 $   0.85    $   0.66
                                               ========    ========

      Diluted earnings per share               $   0.84    $   0.63
                                               --------    --------

7.    Stock Option and Stock Appreciation Rights

      Since January 31, 1999, the Compensation Committee of the Board of Directors of the Company granted 400 stock options at an exercise price of $21.38 per option, 174,350 stock options at an exercise price of $22.13 per option and 65,000 stock appreciation rights at a price of $22.13 per right.

8.    New Accounting Standard:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income, depending on the intended use of the derivatives. This Statement, subject to the outcome of a current Exposure Draft regarding the effective date of this Statement, is to be effective for the Company's first quarter 2001 reporting. The impact of the adoption of this Statement has not been fully determined.

9.    Subsequent Event

      On May 24, 1999, Amsted Industries Incorporated, a privately-owned diversified manufacturer of products for the rail, construction, and general industrial markets, commenced an unsolicited tender offer for all of the Company's outstanding Common Stock at $35 per share (the "Amsted Offer"). The Company has retained Morgan Stanley & Co. Incorporated as its financial advisor, and Kirkland & Ellis and Richards Layton & Finger as its legal counsel, to assist the Board of Directors in evaluating the Amsted Offer.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE THREE-MONTH PERIOD ENDED MAY 1, 1999

Overview

The Company designs, manufactures and markets products used in the manufacture of transportation equipment (Railroad Products and Vehicular Products segments) and petroleum analyzers (Petroleum Analyzers segment). Previously the Company reported its Railroad Products and Vehicular Products segments as a single segment named Transportation Products. The demand for the Company's products is affected by domestic as well as international economic conditions. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing product demand, the profitability of many of the Company's operations may change proportionately more than revenues of such operations.

Results of Operations

The Company's sales in the three months ended May 1, 1999, were $193.3 million, up $28.7 million or 17.4% from sales of $164.6 million in 1998. Sales increased in both the vehicular products and railroad products businesses as a result of increased demand, broader product offerings, and for the railroad products segment, also as a result of an acquisition. The petroleum analyzer segment experienced a decline in revenues during this period.

Net earnings for the first three months of 1999 increased 31.6% to $14.5 million from $11.0 million in the first quarter of 1998. Earnings were $.84 per share on a diluted basis for the first quarter of 1999 compared to $.63 per share in 1998. For the business segments, operating profit followed the trend in revenues with year-to-year increases in the vehicular products and railroad products segments along with a decline in the petroleum analyzer segment.

Railroad products revenues increased 13.1% to $77.4 million in the first quarter of 1999, as compared to $68.4 million in the comparable 1998 period. The revenue increase resulted primarily from strong domestic industry demand for railcars and locomotives and also contribution from an acquisition completed in late 1998. Operating profit was $11.0 million (14.2% of segment sales) for the first three months in 1999 compared to $8.8 million (12.9% of segment sales) during 1998's first quarter. Operating profit increased proportionally more than sales primarily due to cost reduction efforts, greater facility throughput, and a favorable mix of products sold. The effects of foreign currency translation were not significant in this or any other business segment.

First quarter 1999 vehicular products revenues increased 23.8% to $106.9 million compared to $86.3 million in the first quarter of 1998. Increased revenues resulted from strong demand for both heavy-duty trucks and light trucks, additional product content at existing customers, and new customers. Demand for the Company's products for use on both light vehicles and heavy-duty vehicles exceeded industry demand. For the 1999 period, operating profit was $16.7 million (15.6% of segment sales) compared to $13.4 million (15.5% of segment sales) in the prior year. Operating profit increased proportionately to revenues as cost reduction efforts and greater facility throughput offset lower margins on selected components.

Sales in the petroleum analyzers segment for 1999 first quarter declined 9.0% to $8.9 million compared to $9.8 million in the comparable 1998 period. Order levels continued to be impacted by lower crude oil demand, the soft Asian markets, and several industry mergers that have caused customers to defer capital spending. Operating profit of $.8 million (8.9% of segment sales) in the 1999 period declined from the previous year's $1.3 million (13.5% of segment sales) due to the lower sales volumes.

Consolidated gross margin was 26.2% in the first quarter of 1999 compared to 26.3% in 1998. Gross margins declined slightly in the vehicular products and petroleum analyzer segments but increased in the railroad products segment. In the vehicular products segment, the decline resulted from a higher percentage of heavy-truck component sales made to customers on a "pass through" or low margin basis partially offset by an increase in higher margin automotive products sales. For railroad products, the increase was the result of improved facility throughput, cost reductions, and the positive effect of a late-1998 plant consolidation.

Selling, general and administrative expenses in the first three months of 1999 were $24.4 million (12.6% of sales) compared to $22.3 million (13.5% of sales) in same 1998 period. The increase in the 1999 expenditure amount was primarily due to higher expenses to support significantly increased revenues. As a percent of sales, selling, general and administrative expenses declined in the vehicular products and railroad products segments to provide operating profit leverage from higher sales. In the petroleum analyzer segment, selling, general, and administrative expenses were unchanged from the prior year but increased as a percent of sales due to the lower revenues.

Gross interest expense for the first quarter of 1999 was $1.5 million compared to $2.0 million for the prior year's period. This resulted from a combination of lower outstanding average debt and lower average rates in 1999 compared to 1998. Interest income declined in the 1999 period due to lower temporary investments compared to the prior year's period.

Income taxes were provided at an effective rate of 41.5% in the 1999 quarter compared to 43.0% in the comparable 1998 period. The higher than statutory federal rate reflects non-deductible goodwill amortization, higher taxes on foreign operations, and state income taxes.

Capital Resources and Liquidity

During the three-month period ended May 1, 1999, the Company generated $32.5 million of cash flow defined as earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of May 1, 1999, the Company's working capital was $81.8 million, its total assets were $488.1 million, its total debt was $91.8 million and stockholders' equity was $252.8 million.

Investing activities during the three-month period ended May 1, 1999 included capital expenditures of $12.2 million. These capital expenditures were primarily for machinery and equipment to support new products and to improve productivity and efficiency. At May 1, 1999, the Company had $20.7 million of non-cancelable commitments for the acquisition of capital equipment. To support its investing activities, the Company has a term loan and revolving credit agreement that was entered into in 1996 and expires on July 19, 2002. The term loan portion of this facility ($87 million) was used to finance a large acquisition in 1996. The $80 million revolving credit facility will be used by the Company as the principal source of acquisition funding. At May 1, 1999, the Company had no borrowings outstanding under this portion of the facility. The percentage of debt to total capitalization at May 1, 1999, was 26.6% down from 28.3% at January 31, 1999. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs, capital expenditures and scheduled debt repayments.

Year 2000

General: The Year 2000 problem concerns the inability of information systems or embedded computer chips to properly recognize and process date-sensitive information beginning January 1, 2000. The Company's senior management recognizes the importance of the Year 2000 issue and has given it a high priority. Since the Company operates its businesses in a decentralized manner, each business unit has been required to develop a Year 2000 plan to become fully compliant. The Company's approach to conduct its Year 2000 project includes the key steps of planning, assessment, remediation, implementation, testing, and contingency planning. In addition, the Company has utilized its internal audit resources to monitor the progress of the Year 2000 project. Overall, the Company believes that the project is proceeding on schedule and that all appropriate actions have been or will be taken to maintain business continuity.

Readiness: The Company's Year 2000 project has focused on eight risk areas as noted in the table below:

--------------------------------------------------------------------------------
         Risk Areas                         Technologies / Systems
--------------------------------------------------------------------------------
Business Computer Systems      Financial, human resource, purchasing,
                               engineering, manufacturing, sales and marketing
                               systems
--------------------------------------------------------------------------------
Manufacturing, Warehousing,    Manufacturing execution systems, shop floor
Servicing Equipment            controls (PLC's, CNC/NC, robots, assembly line
                               systems, cell controllers)
--------------------------------------------------------------------------------
Technical Infrastructure       Workstations, mainframes, servers, operating
                               systems, voice, data, video (local & long
                               distance, WAN's, LAN's)
--------------------------------------------------------------------------------
End-User Computing             Personal computers
--------------------------------------------------------------------------------
Customers, Agents,             Systems which interface to other customers
Suppliers, Service Providers   including the after-market buyers and other
                               OEM's; EDI interfaces
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Environmental Operations       Fire, security, electrical power control,
                               emission and waste controls, automatic lighting
--------------------------------------------------------------------------------
Dedicated R&D Test             CAD/CAE/CAM systems, third party analytical
Facilities                     systems for engineering; research and
                               development technologies, product testing
--------------------------------------------------------------------------------
The Organization's Products    Computer hardware and software utilized in the
                               organization's products
--------------------------------------------------------------------------------

Within these risk areas, the Company's business units are currently at varying stages of readiness and are primarily working through the implementation, testing, and contingency planning stages. Business systems are being updated through a combination of approaches including modification, version upgrading, and replacement. Other equipment with embedded chips or processors are being evaluated with the assistance of the equipment manufacturers. Those systems and processes considered most critical to maintaining business continuity are being given priority. The Company believes that its Year 2000 project is currently approximately 92% complete with each business unit at 65% or greater. The business units will be completing their respective projects at various dates with the latest slated for October 1999.

Another component of the Year 2000 project is the readiness of key third parties that conduct business with the Company. Reasonable efforts have been made to assess their readiness through questionnaires, interviews and other means. The Company believes that it has completed 93% of its third party assessment and evaluation process.

Costs: It is currently estimated that the total cost of the Company's Year 2000 compliance project will approximate $2,000,000 (cumulative over several years) and will be funded with cash flows from operations. Of this amount, the Company expects to spend approximately $660,000 from May 1, 1999 through the end of the project. These cost amounts include certain hardware and software costs associated with the replacement of systems that will be capitalized. In total, these costs are not expected to differ substantially from the normal costs typically incurred for system development, enhancement and implementation. While some external assistance has been utilized throughout this project, the work has primarily been performed using internal resources.

Risk Assessment / Contingency Planning: At this time, the Company believes its most reasonably likely worst case scenario would include (i) problems with delivery of materials, components, or services by a key material vendor or service provider, and (ii) the failure of infrastructure services provided by government agencies and other third parties (e.g. electricity, phone, transportation, Internet services, etc.). As noted above, the Company is evaluating the Year 2000 compliance status of its key third party vendors to identify potential risks for contingency planning purposes. As of this date, certain business units of the Company have begun to prepare contingency plans and the Company anticipates that the contingency planning process will continue throughout 1999.

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

Other Matters

The Company utilizes derivatives from time to time to mitigate both interest rate risk and foreign currency risk. Derivatives are not used for speculative purposes. The Company's derivatives at May 1, 1999, consist solely of interest rate swap agreements which fix the interest rate on $20 million of its floating rate term loan. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which revises standards on accounting for derivative instruments and hedging transactions. This Statement, subject to the outcome of a current Exposure Draft regarding the effective date of this Statement, is to be effective beginning in the Company's 2001 fiscal year. The impact of the adoption of SFAS No. 133 has not been fully determined.

PART II - OTHER INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure at May 1, 1999 is consistent with the types of market risk and amount of exposure presented in its 1998 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 26, 1999, in which 17,010,934 shares were eligible to be voted, the stockholders voted to elect the board of directors. The results of the voting were as follows:

      Board of Directors:
                                For         Against     Withheld     Abstain
                                ---         -------     --------     -------

      Ernest H. Lorch      15,851,852         --         68,390        --
      Richard L. Wellek    15,718,873         --        201,369        --
      Raymond A. Jean      15,851,852         --         68,390        --
      L. William Miles     15,851,852         --         68,390        --
      Greg A. Rosenbaum    15,851,852         --         68,390        --
      Joseph J. Ross       15,851,852         --         68,390        --
      Theodore A. Ruppert  15,851,852         --         68,390        --

Item 5. Other Information

On May 24, 1999, Amsted Industries Incorporated, a privately-owned diversified manufacturer of products for the rail, construction, and general industrial markets, commended an unsolicited tender offer for all of the Company's outstanding Common Stock at $35 per share (the "Amsted Offer"). The Company has retained Morgan Stanley & Co. Incorporated as its financial advisor, and Kirkland & Ellis and Richards Layton & Finger as its legal counsel, to assist the Board of Directors in evaluating the Amsted Offer.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 10(a) Varlen Corporation Profit Sharing and Retirement Savings Plan as Amended May 1, 1999

          Exhibit 10(b) Varlen Corporation 1989 Incentive Stock Option Plan as Amended May 14, 1999

          Exhibit 10(c) Varlen Corporation Excess Benefits Plan as Amended and Restated May 14, 1999

          Exhibit 10(d) Varlen Corporation Supplemental Executive Retirement Plan as Amended and Restated May 14, 1999

          Exhibit 10(e) Varlen Corporation 1993 Incentive Stock Option Plan as Amended May 14, 1999

          Exhibit 10(f) Varlen Corporation 1998 Contingent Stock Award Plan as Amended May 14, 1999

          Exhibit 10(g) Varlen Corporation 1998 Long-Term Equity Incentive Plan as Amended May 14, 1999

          Exhibit 10(h) William Rotenberry Employment Agreement Dated November 9, 1998

          Exhibit 10(i) Raymond Jean Change in Control Agreement Dated April 8, 1999

          Exhibit 10(j) Raymond Jean Amendment of Change in Control Agreement Dated May 14, 1999

          Exhibit 10(k) Richard Nunemaker Change in Control Agreement Dated May 14, 1999

          Exhibit 10(l) George Hoffman Change in Control Agreement Dated May 14, 1999

          Exhibit 10(m) Vicki Casmere Change in Control Agreement Dated May 14, 1999

          Exhibit 10(n)   Raymond Jean SERP Plan Agreement Dated April 8, 1999

          Exhibit 10(o)   Raymond Jean SERP Plan Gross-Up Letter Dated May 14,
                          1999

          Exhibit 10(p)   Richard Nunemaker SERP Plan Amendment Dated May 14,
                          1999

          Exhibit 10(q) Richard Nunemaker SERP Plan Gross-Up Letter Dated May 14, 1999

          Exhibit 10(r) Richard Wellek Amendment to Consulting Agreement Dated May 14, 1999

          Exhibit 10(s)   Raymond Jean Consent Dated May 14, 1999

          Exhibit 10(t)   Richard Nunemaker Consent Dated May 14, 1999

          Exhibit 27      Financial Data Schedule

      (b) Reports on Form 8-K

          None

Safe Harbor Provision

This Quarterly Report contains outlook and other forward-looking statements which are not historical facts. These forward-looking statements are based upon certain assumptions about a number of important factors. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting these factors, that they are subject to change at any time and that any such change could cause actual events and the Company's actual results to differ materially from those predicted or projected in its forward-looking statements. Among the factors that could cause actual results to differ materially are: the growth and size of the markets in which the Company operates; the demand for the products of the Company and those that incorporate Company products and other market acceptance risks; the presence in the Company's market of competitors with greater financial resources, and the impact of competitive products and pricing; actual product purchases under existing purchase agreements and the loss of any significant customers; general market conditions; the ability of the Company to develop new products; capacity and supply constraints or difficulties; the ability of the Company to maintain and improve the productivity and efficiency of operations and reduce costs; availability of resources; litigation results; the results of the Company's financing efforts; the effect of the Company's accounting policies; and the effects of general economic, trade, legal, regulatory, social and economic conditions. In addition, from time to time the Company may engage in certain extraordinary transactions, such as a significant acquisition or divestiture, which could also cause actual events and the Company's actual results to differ materially from those predicted or projected in its forward-looking statements. Other risk factors may be detailed from time to time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update its forward-looking statements or advise of changes in the assumptions and factors on which they are based.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Varlen Corporation
                                               (Registrant)

June 4, 1999                               By: /s/ Richard A. Nunemaker
                                               ---------------------------------
                                               Richard A. Nunemaker
                                               Vice President, Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                                             Page No.
-----------                                                             --------

Exhibit 10(a)     Varlen Corporation Profit Sharing and                    19
                  Retirement Savings Plan as Amended May 1, 1999

Exhibit 10(b)     Varlen Corporation 1989 Incentive Stock Option          118
                  Plan as Amended May 14, 1999

Exhibit 10(c)     Varlen Corporation Excess Benefits Plan as              131
                  Amended and Restated May 14, 1999

Exhibit 10(d)     Varlen Corporation Supplemental Executive               153
                  Retirement Plan as Amended and Restated May
                  14, 1999

Exhibit 10(e)     Varlen Corporation 1993 Incentive Stock Option          182
                  Plan as Amended May 14, 1999

Exhibit 10(f)     Varlen Corporation 1998 Contingent Stock Award          190
                  Plan as Amended May 14, 1999

Exhibit 10(g)     Varlen Corporation 1998 Long-Term Equity                195
                  Incentive Plan as Amended May 14, 1999

Exhibit 10(h)     William Rotenberry Employment Agreement Dated           211
                  November 9, 1998

Exhibit 10(i)     Raymond Jean Change in Control Agreement Dated          213
                  April 8, 1999

Exhibit 10(j)     Raymond Jean Amendment of Change in Control             222
                  Agreement Dated May 14, 1999

Exhibit 10(k)     Richard Nunemaker Change in Control Agreement           224
                  Dated May 14, 1999

Exhibit 10(l)     George Hoffman Change in Control Agreement              233
                  Dated May 14, 1999

Exhibit 10(m)     Vicki Casmere Change in Control Agreement Dated         242
                  May 14, 1999

Exhibit 10(n)     Raymond Jean SERP Plan Agreement Dated April 8,         251
                  1999

Exhibit 10(o)     Raymond Jean SERP Plan Gross-Up Letter Dated            253
                  May 14, 1999

Exhibit 10(p)     Richard Nunemaker SERP Plan Amendment Dated May         255
                  14, 1999

Exhibit 10(q)     Richard Nunemaker SERP Plan Gross-Up Letter             257
                  Dated May 14, 1999

Exhibit No.                                                             Page No.
-----------                                                             --------

Exhibit 10(r)     Richard Wellek Amendment to Consulting                  259
                  Agreement Dated May 14, 1999

Exhibit 10(s)     Raymond Jean Consent Dated May 14, 1999                 263

Exhibit 10(t)     Richard Nunemaker Consent Dated May 14, 1999            265

Exhibit 27        Financial Data Schedule                                 267